Form 10-K
period 2008-06-30
TREVENEX RESOURCES INC
filed 2008-09-30
CIK 1424822

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                     For the fiscal year ended: June 30, 2008

                                       Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           TREVENEX RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

            Nevada                     333-152052             98-0468420
-------------------------------- ------------------------ -------------------
(State or other jurisdiction     (Commission file number) (IRS Employer
of incorporation or organization)                         Identification No.)

                           Trevenex Resources, Inc.
                           25 West Cataldo, Suite A
                           Spokane, Washington 99202
            (Address of principal executive offices, including Zip Code)

                  Issuer's telephone number: (509) 869-6877
                                             --------------

         Securities registered under Section 12(b) of the Exchange Act:

                        Common Stock, $0.001 par value
                                (Title of class)

     Securities registered under Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "larger accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]              Accelerated filer          [ ]
Non- accelerated filer  [ ]              Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No [X]

State issuer's revenues for its most recent fiscal year. None.

The aggregate market value of the Common Stock of the registrant (the "Common Stock") held by non-affiliates of the registrant, based on the sale price of the shares in a private placement that closed on December 23, 2007 of $0.10 per share was approximately $120,000. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 28, 2008, there were 1,500,000 shares of our common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference. Not applicable.


                             TABLE OF CONTENTS

                                                                      Page
PART I
   Item 1.      Business                                                 4
   Item 1A.     Risk Factors                                            14
   Item 2.      Properties                                              26
   Item 3.      Legal Proceedings                                       27
   Item 4.      Submission of Matters to a Vote of Security Holders     27
PART II                                                                 27
   Item 5.      Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of
                Equity Securities                                       27
   Item 6.      Selected Financial Data                                 28
   Item 7.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     28
   Item 7A.     Quantitative and Qualitative Disclosures About
                Market Risk                                             34
   Item 8.      Financial Statements and Supplementary Data             34
   Item 9.      Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                  34
   Item 9A.     Controls and Procedures                                 35
   Item 9B.     Other Information                                       35
PART III                                                                36
   Item 10.     Directors, Executive Officers of the Registrant         36
   Item 11.     Executive Compensation                                  39
   Item 12.     Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters          41
   Item 13.     Certain Relationships and Related Transactions,
                and Director Independence                               43
   Item 14.     Principal Accountant Fees and Services                  44
   Item 15.     Exhibits and Financial Statement Schedules              45
SIGNATURES                                                              46
FINANCIALS                                                              47
EXHIBIT INDEX                                                         ----

        CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

   This Report on Form 10-K and the documents incorporated by reference include "forward-looking statements". To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as "intends", "anticipates", "believes", "estimates", "projects", "forecasts", "expects", "plans" and "proposes". Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation" sections below, and other sections of this Report on Form 10-K.

   The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled "Risk Factors" beginning on page 14 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

   The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled "Management's Discussion and Analysis or Plan of Operation" included in this Report on Form 10-K.

                                   PART I

ITEM 1.   BUSINESS


Exploration Stage Company

   We are an exploration stage corporation that is primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon. Trevenex was organized under the laws of the State of Nevada on December 10, 2007 to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine. The Bayhorse Silver Mine has historically produced silver, copper, lead and zinc in a diverse zone of mineralization, which in management's opinion warrants continued investigation and exploration. The Bayhorse Silver Mine property comprises 3 patented mineral claims and 66 unpatented claims, BH 1-66, which surround the patented mining claims and collectively there are a total of approximately 1365 acres which make up the property.

   We have not realized any revenue from our business operations, have achieved losses since inception, and have relied upon the sale of our securities and loans from our officers and directors to fund operations. We do not have sufficient capital to enable us to commence and complete our proposed exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and our ability to continue as a going concern.

   Our management is presently searching for a strategic partner to fund the first phase of exploration or as an alternative, evaluating the feasibility of engaging in a capital formation program to raise equity or debt capital to undertake the first phase of exploration.

   We are an exploration stage company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is conducted and an evaluation by a professional geologist of the exploration program concludes economic feasibility.

Business of the Issuer
----------------------

   The Bayhorse Silver Mine property is located near the Snake River approximately 6.5 miles northeast of the town of Huntington, Oregon, in sections 8,9,16,17,19,20 and 21, T. 13 S., R. 45 E., Willamette Meridian. The area is presently accessible by a well maintained county road.

The registered mining claims are summarized below.

            Unpatented Mining Claims              OMC #

               BH 1 through BH 66        163188 through 163253


             Patented Mining Claims       Mineral Survey Number

                 OK Quartz Load                 M.S. 301
                Rapid Quartz Load               M.S. 30o
              Bayhorse Quartz Load              M.S. 133


Property Acquisitions Details
-----------------------------

   On November 1, 2007, our current president and CEO, Scott Wetzel, acquired a ninety day option to purchase certain mining claims from IBEX Minerals, Inc. After Trevenex was incorporated on December 10, 2007, Scott Wetzel assigned his rights to the option to purchase with IBEX Minerals, Inc to Trevenex. On December 26, 2007, Trevenex purchased the three patented mining claims from IBEX Minerals, Inc. for $20,000 and 200,000 shares of restricted common stock. All right, title and interest in the three patented claims were deeded to Trevenex and recorded on December 26, 2007. In January 2008, Trevenex retained Minex Exploration, Inc. an independent exploration contract company to locate and file 66 unpatented mining claims contiguous and surrounding the three patented claims. Subsequently, these unpatented claims were recorded in Baker County, Oregon and with the office of the United States Bureau of Land Management in Portland, Oregon

Land Status, Topography, Location and Access
--------------------------------------------

   The Bayhorse Silver Mine is located on the Snake River approximately 58 miles from Baker City, Oregon and is accessible on a year round basis by a well maintained county road. The topography in eastern Oregon along the
Snake River consists of a large deep canyon and rugged terrain.   Supplies
and services are available in the towns of Farewell Bend, Huntington and Baker City, Oregon. Elevation on the property varies from 2,082 to 5,500 feet above sea level. The climate is typical of eastern Oregon, mild and generally dry in the spring, summer and fall, with some snowfall in the winter months up to 2 feet. The summers are usually warm with less rainfall. Year-round work is possible on the property. Vegetation is a limited with some evergreen trees.

Mining Claims
-------------

   The Bayhorse Silver Mine comprises three patented mining claims containing a total of 45 acres and 66 unpatented mining claims consisting of 1,365 acres. The three patented mining claims were originally recorded on June 3, 1893. The 66 unpatented mining claims were located and filed from January 17th through January 24th, 2008, recorded in Baker County, Oregon on February 14, 2008 and filed with the Bureau of Land Management on March 24, 2008.

Regional Geology
----------------

   The Bayhorse Silver Mine is positioned within a region that has experienced a tectonically disrupted series of volcanic rocks consisting of flows of andesite and rhyolite and intrusive rocks ranging from sills and dikes of both basalt and rhyolitic composition to coarse grain diabase. The beds strike generally east-west and show an average dip of 60 degrees.
Moving up section and generally to the north, the stratigraphy starts with a thick layer of coarse-grained andesite tuff of Permian age. Sitting above the andesite, there is a belt of stratified fine grained red and purple tuffs, which is the host lithology for the primary mineralization in the area. This member is bounded to the north by a 100-200 foot thick rhyolite flow of Triassic age. The rhyolite outcrops along the west shore and slope of the Snake River, indicating the spatial orientation of the rocks associated with the Bayhorse Property. The volcanic rock sequence continues up section to the north with a green colored schist/ andesitic agglomerate and then a fine grain volcanic tuff. Resting on top, capping the volcanic series, there is gypsum-bearing series, which contains schists, shales, and altered limestones. The main intrusive is a diabase vein which strikes approximately north and dips 50-60 degrees to the east. The mineralized vein ranges from 10-50 feet in width and is identified by the presence of feldspar laths. Based on superposition, the country rocks were tilted to their present attitude prior to the intrusions.

Geology of the Mineral Claims
-----------------------------

   The Bayhorse Silver Mine is situated on a mineralized portion of a heavily faulted series of volcanic rocks. The lithologies range from coarse grain andesite to fine grain rhyolite with various intrusives. The mineralized zone occurs in both the highly silicified portion of the andesitic member and in small fractures in the hard, flinty rhyolite. The ore body is generally tabular to trough-like in shape and is transversed by veinlets and stringers of an arsenic rich variety of tetrahedrite, tennantite. There is silver, lead and zinc associated with and combined with copper, arsenic, and vanadium rich minerals, rather than the more common association with galena and sphalerite. There is also azurite and malachite staining on the walls of the excavated stopes. Additional minerals include the less common minerals enargite, dufrenoysite and cuprodesclosite. These minerals are roughly described as copper arsenic sulphides, and are indicative of the extent and complexity of mineralization in the area. The body of mineralization is bounded by fine grained fault gouge on all four sides, as well as the top and bottom, indicating that the ore exists as a structurally bound segment of an original body of rock. It is has not been determined if the ore existed pre faulting and is present in the continuation of the lithologic units, however, the degree of impermeability of the fault gouge is such that it would seem to preclude secondary, post movement mineralization.

   The distribution of mineralization on the Bayhorse Silver Mine is controlled by three main faults, along with numerous secondary planes of movement. Earlier reports indicated that the northern extent of the mineralized zone terminates against a thick, gouge zone extending to a maximum of 5 feet. The rock is described as a fine-grained cataclasite comprised of fragments of red andesite and darker rhyolite of the hanging wall rock. The fault dips 60 degrees to the north parallel to the dip of the bedding planes. The Sunshine fault strikes N15 degreesW and dips 20-25 degrees to the south. This fault holds the ore body in the hanging wall and has an apparent normal offset of approximately 260 feet. The Sunshine Fault forms the floor of the previously mined ore body. A shallowly dipping fault zone striking N40E forms the roof of the earlier mined ore body as evidenced by slickenslides, which show down dip movement in the hanging wall of the system. This fault has not been assigned a proper name. The Osburn Fault lies to the west of the Bayhorse Silver Mine. The fault strikes approximately N15W and is steeply dipping to near vertical. The Ore body terminates against a fine grain, greenish fault gouge related to the fault on its western boundary. The Osburn Fault interactions in the area indicate a complex history of movement, which led to the present juxtaposition of distinct lithological members. It is suggested that the dominant faults are post mineralization and have subsequently offset an existing, more extensive zone of mineralization.

Exploration History of Previous Operations
------------------------------------------

   The Bayhorse Silver Mine operated from 1920-1925. Underground development consisted of a 500 foot drift that was driven on a mineralized vein structure. The drift followed the vein up approximately 80 feet and a large stope was excavated. In 1983, Cash Industries ran a drift on the same level as the stope, 485 feet in to the excavated area. Sunshine Mining Company and Homestake Mining Company did further exploration on the property until 1984. The property has been dormant since 1984.

   Production records show dry ore shipments to both the Bunker Hill Smelter and the Tacoma Smelter. Tacoma reported a total of 203 tons of ore received between June 1920-April 1924, with average returns of 33.8 oz/ton Ag and 1.02% Cu. The Bunker Hill Smelter handled the bulk of ore shipped from the Bayhorse Mine. From 1920-1925, 4692.1595 tons of ore were shipped to Bunker Hill, with 138,710.97 ounces Ag recovered, showing an average of 29.56 oz/ton. Ore shipment records from 1984 showed 5,088 tons of ore shipped, but no average grades were recorded.

Cost Estimates and Proposed Exploration Program
-----------------------------------------------

   In January 2008, Trevenex retained Minex Exploration, Inc. an independent exploration contract company to locate and file 66 unpatented mining claims contiguous and surrounding the three patented claims purchased by Trevnex, and to prepare a Geological Report on the Bayhorse Silver Mine property recommending an exploration program. The report on the Bayhorse Silver Mine and recommended exploration program was prepared by Greg Schifrin and Jessie Jennings of Minex Exploration, Inc. an independent exploration contract company. The report was issued in May 2008. Greg Schifrin has a Bachelors Degree of Science in Geology from the University of Idaho, 1983, and has conducted graduate studies in water resource and site characterization. Mr. Schifrin has worked professionally as a geologist since 1982. Mr. Schifrin has managed hundreds of environmental and mineral exploration projects in the United States, Canada, and Mexico. Mr. Schifrin is a registered geologist in the state of Washington Greg Schifrin is the founder and principal of Minex Exploration, Inc.

   Jesse Jennings received his Bachelors of Science in Geology from the University of Idaho, 2004, and completed graduate studies in structural geology in 2006. Mr. Jennings has extensive experience in field-based geology ranging from Geodetic Tectonic surveys to the initiation and implementation of exploration programs. He uses an extensive geologic background in order to quantify and solve complex geologic problems relating to exploration and mineral assessment. Mr. Jennings is a staff geologist for Minex Exploration, based in Sandpoint, Idaho.

Phase 1

   Phase I is a recommended program that will consist of implementing an orientation survey, for soil and rock Geochemistry and Geophysics, including Magnetometer/VLF, SP and IP Surveys. To determine viable methodology of operations, Geologic Mapping and sample Geochemistry will be carried out over the entire property utilizing early stage core drilling. This work will accurately assess the property to determine if further work outlined in Phase II is necessary, and determine which techniques of data acquisition are appropriate for the Bayhorse Property.

Orientation survey over surface of known mineralized zone and outcrops
  Soil Geochemical 100' x 25' grid sample 250 samples             $ 10,000.00

  Geophysical Survey- Magnetometer / VLF; SP Survey; IP Survey    $ 20,000.00

  Geologic Mapping and Rock Geochemical (50) samples              $ 20,000.00
                                                                  -----------

Orientation Survey Total                                          $ 50,000.00
                                                                  ===========

   The orientation survey will establish a working grid system, which will allow for accurate data acquisition, as well as provide the initial Geochemical and Geophysical data to determine which methodology is applicable.

Mapping, Geochemical Surveys and Geophysical Evaluation

  Detailed geologic mapping on surface and open underground rock units and structure including additional rock geochemistry testing $ 30,000.00

Soil Geochemical testing of property, grid soil sample and assay 1000 soil samples
total distance is apx. 26 line miles                              $ 44,000.00

Geophysical Survey. Covers specific points on property

  Magnetometer /VLF over property                                 $ 11,000.00
  SP Survey over property                                         $ 10,000.00
  IP Survey over selected SP Lines apx. 10 line miles             $ 45,000.00
                                                                  -----------

  Mapping, Geochemical Testing and Geophysics Total               $140,000.00
                                                                  ===========

Phase I-Part 2

   Early stage drilling is necessary in order to determine the probability of an ore body at depth. Initial exploratory drilling will provide the basis for continued drilling and development outlined in Phase II.

  Permitting & Indirect Costs                                     $ 15,000.00
  Road Building                                                   $ 50,000.00
  Core Drilling 1,500 ft @ $75/ft                                 $112,500.00
  Core Logging, Sampling and Assay                                $ 15,000.00
  Geological Reporting and Management                             $ 25,000.00
  Contingency                                                     $ 12,500.00

  Early Stage Drilling Total                                      $230,000.00
PHASE I TOTAL                                                     $420,000.00
                                                                  ===========

Phase II

   Phase II development will expand upon initial findings from Phase I. The key points will be the expansion of drilling program, continued drill core logging, rock and soil sampling and assaying, revitalization of the underground workings, and continued management and development of the Bayhorse Property.

  Core Drilling 10,000'@ $75/ft                                   $750,000.00
  Core Logging, Sampling and Assay                                $100,000.00
  Underground Revitalization                                      $100,000.00
  Geologist, Reporting, Modeling and Management                   $ 50,000.00

PHASE II TOTAL                                                  $1,000,000.00
                                                                -------------

PHASE I AND PHASE II TOTAL                                      $1,420,000.00
                                                                =============

Competitive Factors

   The precious metals mining industry is fragmented, that is there are many silver exploration companies, prospectors and producers, small and large. We are one of the smallest exploration companies in existence. We are a very small participant in the precious metals mining market. Readily available markets exist for precious metals in the United States and around the world. Therefore, we are confident that we will be able to sell any metals or precious metals that we are able to recover.

Government Regulation

   Our mineral exploration program is subject to the regulations of the Bureau of Land Management. The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local BLM office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

   We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We expect to make in the future significant expenditures to comply with such laws and regulations. These requirements include regulations under many state and U.S. federal laws and regulations, including

  o the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;
  o  the U.S. Endangered Species Act;
  o  the Clean Water Act;
  o  the Clean Air Act;
  o  the U.S. Resource Conservative and Recovery Act ("RCRA");
  o  the Migratory Bird Treaty Act;
  o  the Safe Drinking Water Act;
  o  the Emergency Planning and Community Right-to-Know Act;
  o  the Federal Land Policy and Management Act;
  o  the National Environmental Policy Act; and
  o  the National Historic Preservation Act.

   The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as ours, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes.

   Our property is in a historic mining district with past production and abandoned mines. We are exposed to liability, or assertions of liability that would require expenditure of legal defense costs, under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

   Environmental Regulations. Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the United States Clean Air Act Amendments of 1990. Charges by refiners to which we may sell any metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. We have no control over the refiner's operations or their compliance with environmental laws and regulations.

   Potential Legislation. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business. Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration projects and could, therefore, affect future levels of mineral production.

   Governmental regulation. If we commence mining operations in the future, we will be subject to inspection and regulation by:

  o Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.
  o The occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

Rental Fee Requirement

   The federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31 of each year. We have paid this fee through 2008. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets forth the BLM fee schedule:

   The BLM regulations provide for three types of operations on public lands:
(i) Casual Use level, (ii) Notice level and (iii) Plan of Operation level.

   1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake- horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

   2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

   3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

   Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

   If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

   Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

   We will submit a plan of operations to the BLM and estimate that the maximum cost of reclamation of the claims held by us would be $10,000. The BLM requires that this amount be posted as a bond before work can begin on the property. A cash bond will be paid to the BLM before exploration work is initiated. Any bond posted by the Company is refundable after the reclamation work has been inspected and approved by the BLM. The BLM will inspect the property two years after the work is completed to determine if the reclamation work was successful and if they approve of the reclamation they will refund the bond to us.

   Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Oregon is returning the surface to its previous condition upon abandonment of the property.


Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

   We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.


Employees and Employment Agreements

   At present, we have no employees. Our officers provide employee like services to the company on a part time basis and will devote about four to ten hours per work week to our operation at $40.00 per hour. The hourly rate will not be in effect until such time as we secure additional operating capital. None of the officers or directors have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

Item 1A.  RISK FACTORS

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We have never earned a profit and we are currently operating under a net loss. There is no guarantee that we will ever earn a profit.

   From our inception on December 10, 2007 to the audited period ended December 31, 2007 through June 30, 2008, we have not generated any revenue. Rather, we operated under a net loss, and have an accumulated deficit of $78,516 as of the audited fiscal year ended June 30, 2008. We do not currently have any revenue producing operations. We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.


If we do not obtain additional financing, our business will fail.

   We will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program and based on our current operating plan. We do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." We need to raise a minimum of $420,000 to complete the first phase of our exploration program and $1,000,000 to complete the second phase, for a total of $1,420,000 to complete both phases of our program. We do not have any arrangements for financing and we may not be able to find such financing if required. We will need to obtain additional financing to operate our business for the next twelve months, and if we do not our business will fail. We will raise the capital necessary to fund our business through a Prospectus and public offering of our common stock. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.


Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate income and achieve profitability investment in our securities may be worthless.

   We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception of December 10, 2007 to the audited fiscal year ended June 30, 2008, we incurred a net loss of ($78,516) and did not earn any revenue. We do not currently have any revenue producing operations.

We have no operating history. There can be no assurance that we will be successful in our silver mineral exploration activities.

   We have no operating history on which to evaluate our potential for future success. Trevenex was formed on December 10, 2007. Our activities to date have been limited primarily to organization, initial capitalization and exercising an option to purchase all right, title and interest in three patented mining claims in Baker County, Oregon. As of the date, we have developed an initial business and operating plan, established an administrative office, started to identify prospective consultants to assist with the assessment of the mineral resources contained on the property. We have not generated any revenues and we do not have any mining operations. Since we have no experience as a company in managing ongoing mining development or operations, our limited history may not be indicative of future results or the potential of the Company.

   Our company has no history of operations. As a result of our brief operating history, there can be no assurance that that we will be successful exploring for silver and other metals. Our future performance will depend upon our management and its ability to locate and negotiate additional exploration opportunities in which we can participate. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.


There is a higher risk our business will fail because the officers and directors do not have formal training specific to the technicalities of mineral exploration.

   Mr. Scott Wetzel, our president, CEO and a member of our board of directors, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company. Mr. Wetzel lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, he may not be fully aware of the specific requirements related to working within this industry. Mr. Wetzel's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

We lack of any kind of production and will not in all likelihood have any production in the foreseeable future, if ever.

   We do not have a producing property or other sources of revenue. Our property does not contain inferred or proven reserves and we may never discover proven reserves on our property. Our property is just an exploration target and is currently not in production. We have no assured source of revenue in the future. Our long term survival will require that we develop a source of revenue, raise additional capital by the issuance of additional equity or enter into an agreement with a large strategic partner. Development of production on our property will be dependent on the results of further geologic testing and will require significant expenditures before production can begin. We cannot be sure that we will be able to generate revenue from our mining properties.

   Our exploration activities are highly speculative. Exploration for ore is speculative, and precious metal exploration is highly speculative in nature. Exploration projects involve many risks and frequently are unsuccessful. There can be no assurance that our future exploration efforts for silver or other metals will be successful. Success in exploring for a commercial mineral deposit will be the result of a number of factors, including the following:

-        quality of management;
-        geological and technical expertise;
-        quality of land available for exploration; and
-        capital available for exploration.

   If we discover commercial deposit containing silver or other metals, it may take several years from the initial phases of exploration and drilling until production is possible during which time the economic feasibility of production may change. Mineral exploration, particularly for precious metals, is highly speculative in nature, capital intensive, involves many risks and frequently is nonproductive. There can be no assurance that our mineral exploration efforts will be successful. Substantial expenditures are required to establish mineral deposits or ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities.
As a result of these uncertainties, no assurance can be given that our exploration programs will result in the discovery of commercial mineral resources or reserves.

We may find it very difficult to find suitable employees in the future or to find third party consultants to assist us at the present.

   We currently rely heavily upon the services and expertise of Scott Wetzel and Ted Wagner. In order to implement our business plan, management recognizes that additional staff will be required at some point in the future. However, on a near term basis, we will outsource most services and utilize independent consultants as much as possible. The three officers are the only personnel at the outset of our operations. The three officers can manage the office functions until we can generate enough revenues to hire additional employees. Due to the recent increase in mineral exploration, finding outside consultants to assist us may be impossible or costly.


We are controlled by our officers and directors, and, as such, you may have no effective voice in our management.

   Upon the completion of this offering, our officers and directors, will beneficially own approximately 20% of our issued and outstanding common stock. Our officers and directors will exercise control over all matters requiring shareholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.


We are solely governed by our officers and directors, and, as such, there may be significant risk of a conflict of interest.

   Our officers and directors make decisions such as the approval of related party transactions, the compensation of officers, and the oversight of the accounting function. There will be limited segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, the officers and directors will exercise full control over all matters that typically require the approval of a board of directors. The actions of our officers and directors are not subject to the review and approval of outside members of our board of directors and, as such, there may be significant risk of a conflict of interest.

   Our officers and directors, exercise control over all matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions. Insofar as our officers and directors, they will make all decisions as to which project we undertake. There is a risk of a conflict of interest arising between the duties of any of the officers or directors in their role as officers and directors, with their own personal financial and business interests in other business ventures distinct and separate from the interests of our company.

   Their personal interests may not, during the ordinary course of business, coincide with the interests of the shareholders and, in the absence of effective segregation of duties; there is a risk of a conflict of interest. We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have fewer protections against the transactions implemented by the existing officers and directors, such as conflicts of interest and similar matters.

   We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Shareholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.


We are controlled by our officers and directors, and we may lack the ability to successfully implement its growth plans.

   None of our officers and directors have any career experience related to mineral exploration. Accordingly, our officers and directors may be unable to successfully operate and develop our business. We cannot guarantee that we will overcome this obstacle. There may be additional risk in that our officers and directors may lack the ability to successfully implement growth plans given that the absence of an executive management team, and that all plans rely exclusively on the ability and management of our officers and directors.


Because our officers and directors have other business interests or are employed by other companies, they may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

   It is possible that the demands on our officers and directors, from their existing employment and from other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. Our officers and directors will devote fewer than 12-15 hours per month or 3-4 per week to the affairs of our company. In addition, our officers and directors may not possess sufficient time to manage our business if the demands of managing their own businesses increased substantially.


The imprecision of mineral deposit estimates may prove any resource calculations that we make to be unreliable.

   Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, geophysical surveys and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If the Company's exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.


We are sensitive to fluctuations in the price of silver and base metals, which is beyond our control. The price of silver is volatile and price changes are beyond our control.

   The price of silver can fluctuate. The prices of silver have been and will continue to be affected by numerous factors beyond our control. Factors that affect the price of silver include the demand from consumers for products that use silver, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the profitability or the viability of the Bayhorse Silver Mine project.

   The volatility of metals prices in general may adversely affect our exploration efforts. If prices for silver decline, it may not be economically feasible for us to continue our exploration of our property or to interest a joint venture partner in developing commercial production at our property. We may make substantial expenditures for exploration or development of the property, which cannot be recovered if production becomes uneconomical. Silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:

  o  industrial and jewelry demand;
  o market supply from new production and release of existing bullion stocks;
  o  central bank lending, sales and purchases of precious metals;
  o  forward sales of precious metals by producers and speculators;
  o  production and cost levels in major precious metal -producing regions;
  o rapid short-term changes in supply and demand because of speculative or hedging activities; and
  o macroeconomic factors, including confidence in the global monetary system; inflation expectations; interest rates and global or regional political or economic events.


Mineral exploration and prospecting is highly competitive and speculative business and we may not be successful in seeking available opportunities.

   The process of mineral exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities, and as such the company, in seeking available opportunities, will compete with a numerous individuals and companies, including established, multi-national companies that have more experience and resources than us. The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1000 mining companies operate in North America. Each one of these companies can be considered to be in competition with Trevenex Resources for mineral resources in North America.

   Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our claims from other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our claims.


Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects. The historical trend toward stricter environmental regulation may continue, and, as such, represents an unknown factor in our planning processes.

   All mining is regulated by the government agencies at the Federal, State and County levels of government in the United States. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to filing fees pertaining to the location of 66 unpatented mining claims which were staked on Federal ground. In the event mineralization of commercial interest would be found by the proposed exploration program, obtaining licenses and permits from government agencies before the commencement of mining activities would be very expensive and time consuming. An environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is also a part of the overall operating costs of a mining company.

   The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

We face substantial governmental regulation.

   Safety. The mining operations will be subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

   Current Environmental Laws and Regulations. We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority.

The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the exploration of a project or the operation or future exploration of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We expect to make in the future significant expenditures to comply with such laws and regulations. These requirements include regulations under many state and U.S. federal laws and regulations, including

  o the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;
  o  the U.S. Endangered Species Act;
  o  the Clean Water Act;
  o  the Clean Air Act;
  o  the U.S. Resource Conservative and Recovery Act ("RCRA");
  o  the Migratory Bird Treaty Act;
  o  the Safe Drinking Water Act;
  o  the Emergency Planning and Community Right-to-Know Act;
  o  the Federal Land Policy and Management Act;
  o  the National Environmental Policy Act; and
  o  the National Historic Preservation Act.

The United States Environmental Protection Agency continues the development of a solid waste regulatory program specific to mining operations such as ours, where the mineral extraction and beneficiation wastes are not regulated as hazardous wastes under RCRA.

   Our property is in a historic mining district with past production and abandoned mines. We are exposed to liability, or assertions of liability that would require expenditure of legal defense costs, under joint and several liability statutes for cleanups of historical wastes that have not yet been completed.

   Environmental Regulations. Environmental laws and regulations may also have an indirect impact on us, such as increased costs for electricity due to acid rain provisions of the United States Clean Air Act Amendments of 1990. Charges by refiners to which we may sell any metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. We have no control over the refiner's operations or their compliance with environmental laws and regulations.

   Potential Legislation. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business. Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration projects and could therefore affect future levels of mineral production.

   Governmental regulation. If we commence mining operations in the future, we will be subject to inspection and regulation by:

   Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of
1977.   The occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.


We are subject to environmental risks

   Environmental Liability. We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste rock and materials that could occur as a result of our mineral exploration and production. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

   Environmental Permits. All of our exploration activities are subject to regulation under one or more of the various state and federal environmental laws and regulations in the U.S. Many of the regulations require us to obtain permits for our activities. We must update and review our permits from time to time, and are subject to environmental impact analyses and public review processes prior to approval of the additional activities. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically reevaluated at that time.

   Those risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capabilities. The posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, and therefore increases in bonding requirements could prevent our operations from continuing even if we were in full compliance with all substantive environmental laws.

There may be possible title defects on our patented mining claims.

   Undetected title defects could affect our interest in the three patented claims owned by the Company. We have investigated title to all of our patented mineral claims and have obtained title opinions and title insurance with respect to our three patented mineral claims. To the best of our knowledge, title to all of our properties is in good standing. This should not be construed as a guarantee of title and there is no guarantee that title to our properties will not be challenged or impugned. Any challenge to our title could delay the exploration, financing, and development of the property and could ultimately result in the loss of some or all of our interest in a property. Any of our properties may be subject to prior unregistered agreements or transfers or native land claims and title may be affected by undetected defects. Our property consists of unpatented mining claims. Maintenance of unpatented mining claims requires the payment of annual fees to the federal government. Inadvertent failure to pay the fees would result in loss of the affected claims.


Mining and exploration activities are subject to extensive regulation by federal and provincial governments. Future changes in governments, regulations and policies, could adversely affect our results of operations for a particular period and our long-term business prospects.

   Mining and exploration activities are subject to extensive regulation by government. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect the Company's results of operations in a particular period and its long-term business prospects.

   The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside the Company's control.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS MODEL

We have not paid any cash dividends on our shares of common stock and do not anticipate paying any such dividends in the foreseeable future. Accordingly, investors will only see a return on their investments if the value of the shares appreciates.

   Payment of future dividends, if any, will depend on our earnings and capital requirements, our debt facilities and other factors considered appropriate by our board of directors. To date, we have not paid any cash dividends on our common stock and do not anticipate paying any such dividends in the foreseeable future. Accordingly, investors will only see a return on their investments if the value of the shares appreciates.


If we do not conduct mineral exploration on our mineral claims and keep the claims in good standing, then our right to the mineral claims will lapse and we will lose everything that we have invested and expended towards these claims.

   We must complete mineral exploration work on our 66 unpatented mineral claims and keep the claims in good standing. If we do not fulfill our work commitment requirements on our claims or pay the fee to keep the claims in good standing, then our right to the claims will lapse and we will lose all interest that we have in these mineral claims. We are obligated to spend $100 per year on annual assessment work.


Because of our limited resources and the speculative nature of our business, there is a substantial doubt as to our ability to operate as a going concern.

   The report of our independent auditors, on our audited financial statements for the audited period ended December 31, 2007 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely investors will lose their investment.


Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

   Our plan of operation is for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues from our current plan of operation.

Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

   The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost.


We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

   We were incorporated on December 10, 2007 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $78,516 To achieve and maintain profitability and positive cash flow we are dependent upon:


*   our ability to locate mineralized material
*   our ability to generate revenues
*   our ability to reduce exploration costs.

   Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.


Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations.

   Our management has no direct training or experience in exploring for, starting, and operating an exploration program and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations.


Because we are small and do not have much capital, we may have to limit our exploration activity.

   Because we are small and do not have much capital, we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues.

If our officers and directors resign or die without having found replacements our operations will be suspended or cease.

   We have only three officers and directors. We are entirely dependent upon them to conduct our operations. If the officers and directors should resign or die there will be no one to run the company. Further, we do not have key man insurance. If that should occur, until we find other persons to run the company, our operations will be suspended or cease entirely.


NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

   The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.


ITEM 2.   PROPERTIES

   Since our inception on December 10, 2007, our principal place of business and corporate offices have been located at 25 West Cataldo, Suite A, Spokane, WA. 99202. We have agreed to pay Scott Wetzel $200 per month for rent and a variety of services which include, secretarial, phone, copy machine, computer access and office supplies. On January 1, 2008, we signed a one year lease with Scott Wetzel under which we pay him $200 per month for use of our business premises, which consists of 1200 square feet..

   On December 26, 2007, Trevenex purchased all right, title and interest in the three patented claims comprising the Bayhorse Silver Mine from IBEX Minerals, Inc. The Bayhorse Silver Mine comprises three patented mining claims containing a total of 45 acres and 66 unpatented mining claims consisting of 1,365 acres. The Bayhorse Silver Mine is located near the Snake River approximately 6.5 miles northeast of the town of Huntington, Oregon, and approximately 58 miles from Baker City, Oregon in sections 8,9,16,17,19,20 and 21, T. 13 S., R. 45 E., Willamette Meridian.

   We do not have any other investments or interests in any other real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.


ITEM 3.   LEGAL PROCEEDINGS

   We are not a party to any pending or, to our knowledge, threatened legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted during our fourth quarter of the fiscal year ended June 30, 2008,or to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

   Our common stock is presently not quoted on the OTC Bulletin Board or any other recognized exchange. However, it is the intention of our management to make an application for listing on the OTC Bulletin Board during the first quarter after our fiscal year ending June 30, 2008. Our common stock has not been traded since our inception. Accordingly, there is no present market for our securities. Following the successful completion of an acquisition or business combination, if any, we intend to file an application for the purpose of commencing trading of our stock.

   Any future quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

   As of June 30, 2008, there were 52 record holders of our common stock.

Dividends

   We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

   There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.


Item 6.  SELECTED FINANCIAL DATA

   Not Applicable.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 47 THROUGH 60 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO HYDRODYNEX' CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.


A.   General.

   We were incorporated in the State of Nevada on December 10, 2007. We intended to engage in the acquisition, exploration and development of mineral deposits, but we have been unsuccessful in this area. The only operations we have engaged in are very early exploration work on the Bayhorse Silver property in Baker County, Oregon.

Plan of Operation

Proposed Exploration Program and Estimated Costs

Phase 1

   Phase I is a recommended program that will consist of implementing an orientation survey, for soil and rock Geochemistry and Geophysics, including Magnetometer/VLF, SP and IP Surveys. To determine viable methodology of operations, Geologic Mapping and sample Geochemistry will be carried out over the entire property and early stage core drilling. This work will accurately assess the property to determine if further work outlined in Phase II is necessary, and determine which techniques of data acquisition are appropriate for the Bayhorse Property.

Orientation survey over surface of known mineralized zone and outcrops

Soil Geochemical 100' x 25' grid sample 250 samples               $ 10,000.00

Geophysical Survey- Magnetometer / VLF; SP Survey; IP Survey      $ 20,000.00

Geologic Mapping and Rock Geochemical (50) samples                $ 20,000.00
                                                                  -----------

Orientation Survey Total                                          $ 50,000.00
                                                                  -----------

   The orientation survey will establish a working grid system, which will allow for accurate data acquisition, as well as provide the initial Geochemical and Geophysical data to determine which methodology is applicable.

Mapping, Geochemical Surveys and Geophysical Evaluation
Detailed geologic mapping on surface and open underground rock units
 and structure including additional rock geochemistry testing     $ 30,000.00

Soil Geochemical testing of property, grid soil sample and assay1000
 Soil samples total distance is apx. 26 line miles                $ 44,000.00

Geophysical Survey and Magnetometer /VLF over property            $ 11,000.00

SP Survey over property                                           $ 10,000.00

IP Survey over selected SP Lines apx. 10 line miles               $ 45,000.00
                                                                  -----------

Mapping, Geochemical Testing and Geophysics Total                 $140,000.00
                                                                  -----------

Phase I-Part 2

   Early stage drilling is necessary in order to determine the probability of an ore body at depth. Initial exploratory drilling will provide the basis for continued drilling and development outlined in Phase II.

Permitting & Indirect Costs                                       $ 15,000.00

Road Building                                                     $ 50,000.00

Core Drilling 1,500 ft @ $75/ft                                   $125,000.00

Core Logging, Sampling and Assay                                  $ 15,000.00

Geological Reporting and Management                               $ 25,000.00

Early Stage Drilling Total                                        $230,000.00
                                                                  -----------

PHASE I TOTAL                                                     $420,000.00
                                                                  -----------

Phase II

   Phase II development will expand upon initial findings from Phase I. The key points will be the expansion of drilling program, continued drill core logging, rock and soil sampling and assaying, revitalization of the underground workings, and continued management and development of the Bayhorse Property.

Core Drilling 10,000'@ $75/ft                                     $750,000.00

Core Logging, Sampling and Assay                                  $100,000.00

Underground Revitalization                                        $100,000.00

Geologist, Reporting, Modeling and Management                     $ 50,000.00

PHASE II TOTAL                                                  $1,000,000.00

PHASE I AND PHASE II TOTAL                                      $1,420,000.00
                                                                -------------

Results of Operations
---------------------

We are an exploration stage corporation. We have generated no revenues from our business operations since inception and have incurred $78,516 in expenses through June 30, 2008.

   The following table provides selected financial data about our company for the fiscal year ended June 30, 2008 and December 31, 2007, respectively.

Balance Sheet Data                       June 30, 2008   December 31, 2007
                                         -------------   -----------------
Cash                                     $     14,462    $         80,290
Total assets                             $     54,462    $        120,290
Total liabilities                        $     12,678    $          6,500
Stockholders' equity (deficit)           $     54,462    $        120,290

   Our cash in the bank at June 30, 2008 was $14,462. Net cash provided by financing activities since inception through June 30, 2008 was $100,300, raised from the sale of our common stock.

   Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months.

   In its report on our June 30, 2008 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern. See Note 1 Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from December 10, 2007 (inception) to June 30, 2008, we recorded a net loss of $78,516. Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

   At the present time, we have minimal operating costs and expenses due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of undertaking additional exploration on our property. We do not currently engage in any product research and development, other than maintaining the mineral mining claims we acquired in December 2008 and January 2008. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any exploration work or secure addition capital.

Liquidity and Capital Resources

   As of the date of this report, we have yet to generate any revenues from our business operations.

   Since inception, our main source for cash has been the sale of our equity securities. Upon inception, we issued 100,000 shares of common stock to two directors for $100 each and 100,000 shares to the founder for $100. We also issued 200,000 shares in connection with the purchase of 3 patented mining claims located in Baker County. In December 2007, we completed an offering of 1,000,000 shares of common stock to 43 persons in consideration of $100,000. The offering was made pursuant to the exemption from registration contained in Rule 504 of Regulation D under the Securities Act. We have exhausted the proceeds from these sales of our stock.

   We used most of the proceeds to acquire three patented mining claims, locating and filing 66 unpatented mining claims and paying cost related to becoming a reporting public company. See a description of our proposed exploration program in the business section this report. Due to the lack of operating capital, we have not been able to initiate any exploration work on our property. Currently, we have no financing plans.

   As of June 30, 2008, our total current assets were $54,462and our total current liabilities were $12,678.

   We have experienced difficulties in obtaining financing for our business. During this past quarter, we have shifted some of our focus to investigating other possible strategies to have the exploration work conducted on the property. These other strategies include possible joint venture arrangements or leasing our property to another exploration company. We can provide no assurance that these efforts in exploring possible leasing arrangement or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to undertake exploration of our property.

   If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. By virtue of our inability to generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors. If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event. We have no plans to dissolve statutorily at this time, under any circumstances, nor do we have plans to enter into any merger or acquisition.

D.   Critical Accounting Policies and Estimates.

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 2 to the financial statements included in this Form 10-K. Our critical accounting policies are:

Mineral Property Interests

   We are an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", when facts and circumstances indicate impairment may exist.

   We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset nay not be recoverable.

   Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

   If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

   Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expects to make in the future, expenditures to comply with such laws and regulations.

   The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Audited Financial Statements for this Form 10-K appear on pages 47 through 60 following the signature pages below.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

ITEM 9A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

   In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

   Based on that evaluation, the Company's management concluded, as of the end of the period covered by this report, that the Company's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

   This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

   As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B   OTHER INFORMATION

   None.

                                  PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information, as of June 30, 2008, with respect to our sole officers and directors:

Name and Address             Age  Positions
---------------------------  ---  -------------------------------------------
Scott Wetzel                 42   President, Chief Executive Officer, and
25 West Cataldo, Suite A          Director
Spokane, WA. 99202

Ted Wagner                   50   Vice President, Director
25 West Cataldo, Suite A
Spokane, WA. 99202

Raymond Kuh                  33   Chief Financial Officer, Secretary,
25 West Cataldo, Suite A          Treasurer and Director
Spokane, WA. 99202

Scott Wetzel has held the positions of President and director since inception. These individuals are expected to hold said offices/positions until the next annual meeting of our stockholders.


Background of Officers and Directors

Scott Wetzel, President, Chief Executive Officer and Director

   Scott Wetzel is one of the co-founders of Trevenex Resources, Inc. and has served as the President, CEO and a director since the inception of the Company. Currently, Mr. Wetzel is the President and CEO of Windermere Services Northwest and has served in that capacity since 2005. Windermere Services is a company that provides franchising services and support in a five state area. Prior to assuming his role with Windermere Services, Mr. Wetzel was the Co-founder, CEO, President and a director of Contineo Technologies, Inc. a private company organized in 2001. Contineo Technologies, Inc. is an information technology service provider headquartered in Spokane, Washington. Contineo serves as a Hosting Service Provider to community banks, regional hospitals and small to medium businesses. Contineo complements its HSP offering with a portfolio of high value-added professional services, including IT planning, e-Marketing, web application development, infrastructure deployment, network operations, and security. Contineo has approximately 200 clients in the banking and
healthcare industry.   Prior to founding Contineo Technologies, Inc., he was
Vice President of Client Services for Zones, Inc. (NASDAQ-ZONS), a national

B2B infrastructure and professional services company. Previously, he held the position of President of Historical Autographs U.S.A. Inc. and Vice President, Western Region, for eNucleus, Inc. (NASDAQ-ENCS), a single-source technology solutions company that offered remote application hosting services, telecommunication provisioning and internet access, strategic IT consulting, infrastructure design and integration. In addition, Wetzel was President and Co-founder of Innovative Technology Solutions, Inc. (ITS), a multi-million dollar MicroAge corporate sales and services organization and later sold ITS to eNucleus, Inc. He obtained a Bachelor of Arts Degree in Psychology from Whitworth College in 1989.


Ted Wagner, 50, Vice President and Director

   Mr. Wagner graduated from Washington State University in 1993 with a Bachelor of Science degree in Mechanical Engineering. He was then employed at Johnson Matthey, a manufacture of high purity metals used in the manufacture of computer chips. In 1994, be began working for RAHCO International, Inc., a custom mining and manufacturer. While at RACHO, Mr. Wagner developed equipment systems for some of the largest surface mines in the world, including properties operated by BHP-Billiton, Codelco and Phelps-Dodge. As part of the supply and manufacturer of these integrated systems, he assisted in the management and coordination of several subcontractors and manufacturer, such as Thyssen-Krupp and MAN-Takraf, as well as several major fabrication shops in North and South America. Mr. Wagner has hands on experience in most aspects of the mining business, both surface and underground operations. He was one of the primary engineers on the Cananea, Mexico copper project where RAHCO was commissioned to design and manufacture all mobile mining equipment and conveyor systems. In 1999, he was appointed Senior Applications Engineer for RACHO, integrating different bulk material handling methods and systems to solve complex material handling problems for clients on a global basis. In 2004, he was selected as the lead engineer for the mobile material handling systems on the copper heap leach pad at the
Chuquicamata Mina Sur project in Chile.   In April of 2007 RACHO was purchase
by FLSmidth Minerals as large Danish company. The company name is now FLSmidth RAHCO and Mr. Wagner is still the Senior Application Engineer. .


Raymond Kuh, age 33, Chief Financial Officer, Secretary/Treasurer and Director

   Raymond J. Kuh is currently engaged in the business of providing specialized language services, translation and interpretation primarily in the area of legal contracts. He earned a Bachelor of Arts Degree in English Philology from Gonzaga University, Spokane, WA in (August 1992 May 1996). Subsequently, Mr. Kuh has continued to further his training, skills and competence. Via Eastern Washington University (January through June 1997), he moved to Guadalajara Mexico and completed a 6 month intensive Spanish immersion program; In 2006, in Barcelona, Spain, he completed the Spanish Official Language School's (Escuela Oficial de Idiomas) Level 4 Advanced Spanish course, earning a Notable distinction; and, in 2007, he successfully completed all modules in a course entitled Introduction to Translation offered by International House World Organization, Barcelona, Spain. In 1999 he organized and formed the Historical Autographs U.S.A., Inc. and was the President and Director of the company until it merged with Arbios Systems, Inc. in 2003. From July 1997 to November of 2004, Mr. Kuh was employed by Walsh & Associates of Spokane, Washington, a law firm specializing in patent, trademark, copyright and other intellectual property law. During this time, Mr. Kuh ascended to the position of Operations Manager, whereby he managed business activities and staff of three.

   There are no family relationships between any of the directors and executive officers.


Involvement in Certain Legal Proceedings

   To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

B. Section 16(a) Beneficial Ownership Reporting Compliance.

   Trevenex was not subject to Section 16(a) during its fiscal year ended June 30, 2008 as it did not have a class of equity securities registered pursuant to section 12 of the Exchange Act.


Code of Ethics

   As of June 30, 2008, we had not adopted a code of ethics that applies to our President and CEO (principal executive officer), or our Chief Financial Officer (principal accounting officer). We have subsequently adopted a Code of Business Conduct and Ethics and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of our code of ethics is attached hereto as Exhibit 14.1.

Audit Committee and Audit Committee Financial Expert

   We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. As we are a exploration stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of June 30, 2008 we had not constituted any board committees. We have, however, recently adopted charters for an audit committee, compensation committee, and a corporate governance and nominating committee.


ITEM 11.   EXECUTIVE COMPENSATION

   The table below sets forth the aggregate annual and long-term compensation paid by us during our sole fiscal fiscal year ended June 30, 2008 since our inception on December 10, 2007 to our Chief Executive Officer (collectively the "Named Executive Officer"). No executive officer's salary and bonus exceeded $100,000 for the fiscal year 2008.

A.  Summary Compensation Table

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                          Non-
                                              Non-Equity Qualified All
                                              Incentive  Deferred other
                                                 Plan     Compen- Com-
Name and                           Stock  Option Compen-  sation  pens-
Principal            Salary Bonus  Awards Awards sation  Earnings ation Total
Position        Year   ($)   ($)    ($)     ($)    ($)     ($)     ($)   ($)
--------------- ---- ------ ----- ------- ------ ------- -------- ----- -----
Scott Wetzel,
President, CEO,
Director        2008      0     0       0      0       0        0  1200  1200

B. Narrative Disclosure to Summary Compensation Table

   Scott Wetzel has not entered into formal written employment agreements with Trevenex. He is compensated in the amount of $200 per month for providing office space, phones and secretarial services to the company pursuant to a leaseagreement. Currently, none of our officers is being compensated for their services during the exploration stage of our business operations. We have not paid any salaries in our fiscal year ended 2008, and we do not anticipate paying any salaries at any time in 2008. We will not begin paying salaries until we have adequate funds to do so. To date no bonus or option compensation has been granted to our Named Executive Officer.

C. Outstanding Equity Awards at Fiscal Year End

   We have not issued any stock options since our inception, including to our Named Executive Officer. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer's responsibilities following a change in control.

D.  Compensation of Directors

   None of our directors receive any compensation for serving as such. During the fiscal year ended June 30, 2008, there were no other arrangements between us and our directors that resulted in our compensating any of our directors for any services provided to us by them as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of September 15, 2008 by
(i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of the Named Executive Officers (see the section above entitled "Executive Compensation"), (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each of the listed beneficial owners identified above is c/o. 25 West Cataldo, Suite A, Spokane, Washington 99202.

The percentage of shares beneficially owned is based on 1,500,000 shares of common stock outstanding as of September 15, 2008. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of September 15, 2008 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Since no options, warrants or other convertible securities are outatanding as of September 15, 2008, none of the beneficial owners listed below has the right to acquire, within 60 days of September 15, 2008, any shares pursuant to such convertible securities and the share ownership numbers include only common stock currently owned and outstanding.


                                                            Percent of
                                      Number of Shares of   Shares of
                                         Common Stock      Outstanding
Name and Address of Beneficial Owner  Beneficially Owned   Common Stock
------------------------------------  -------------------  ------------
Manuel Graiwer, Esq.
550 Chalette Dr.
Beverly Hills, CA 90210                      140,000            9.32%
Scott Wetzel, President & CEO, Dir. (1)      100,000            6.66%
Ted Wagner, Vice President, Dir. (2)         100,000            6.66%
Raymond Kuh, CFO, Sec., Treas., Dir (3)      100,000            6.66%
Joseph Edington
702 E. Edenderry Ct.
Spokane, WA 99223                            100,000            6.66%
Marisa Graiwer
943 16th St.
Santa Monica, CA 90403                       100,000            6.66%
Kenneth Graiwer                              100,000            6.66%
Livorno Latin America
Scharlooweg 61
Wilemstad, Curacao                           100,000            6.66%

Craig Sanders
P.O. Box 30518
Spokane, WA 99223                            100,000            6.66%
Chris Wetzel
909 E. Golden Ct.
Spokane, WA 99208                            100,000            6.66%
Toni Feldmeier
Fraunried 3
Ishenbery, Germany 83737                     100,000            6.66%
All officers and directors as a
group (3 persons)                            300,000              20%

*

                  Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2008.

                                   (a)            (b)             (c)
                                                                Number
                                                             of securities
                                Number of                 remaining available
                                securities      Weighted      for future
                                  to be         average        issuance
                               issued upon      exercise      under equity
                               exercise of      price of   compensation plans
                               outstanding     outstanding     (excluding
                                 options         options       securities
                                 warrants        warrants      reflected
Plan Category                   and rights      and rights    in column a))
----------------------------  --------------  --------------  --------------
Equity compensation plan
approved by security holders
(1)                                  0              $0           1,000,000

Equity compensation plan
not approved by security holders     0              $0

Total                                0              $0           1,000,000


(1) On December 10, 2007 the shareholders of Trevenex Resources adopted the 2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Trevenex Resources.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE.

   In December 2007, we issued a total of 300,000 shares of restricted common stock to our three founders. We issued 100,000 shares each to Scott Wetzel, Raymond Kuh and Ted Wagner for a total consideration of $.001 per share, our then directors and officers. These shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

   In January 1, 2008 we entered into a Lease agreement with Scott Wetzel our President and Chief Executive Officer under which we pay Mr. Wetzel $200.00 per month for use of our corporate premises at 25 West Cataldo, Suite A, Spokane, WA 99201. The lease has a term of one year.

Director Independence

   We are not presently required to have independent directors. Our directors, Scott Wetzel, Ted Wagner and Raymond Kuh are not deemed to be independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

   The aggregate fees billed by our principal accountant for services rendered during the fiscal year ended June 30, 2008, are set forth in the table below:

              Fee Category                    Year ended June 30, 2008
-----------------------------------------     ------------------------
Audit fees (1)                                $                 26,579
Audit-related fees (2)                                               0
Tax fees (3)                                  $                      0
All other fees (4)                                               2,154
Total fees                                    $                 28,733

(1) "Audit fees" consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amount for the year ended
    June 30, 2008 includes $5,000 in estimated costs for the year end audit.

(2) "Audit-related fees" consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3) "Tax fees" consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.

(4) "All other fees" consists of fees billed for all other services, in this case, review of our registration statement on Form S-1..

Audit Committee's Pre-Approval Policies and Procedures

   We do not at this time have an audit committee. Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit
  No.                             Description
-------  --------------------------------------------------------
   3.1   Articles of Incorporation of Trevenex Resources, Inc.(1)
   3.2   Bylaws of Trevenex Resources, Inc.(1)
  10.1 Option to Purchase Property Agreement between IBEX Minerals, Inc. and Scott Wetzel dated
         November 1, 2007 (1)
  10.2   Assignment of Option to Purchase Property Dated
         December 14, 2007 (1)
  10.3   Form of Subscription Agreement (1)
  10.4 2007 Non-Qualified Stock Option and Stock Appreciation Right Plan Dated December 10, 2007 (1)
  10.5   Geological Report from Minex Exploration, Inc. dated
         May 2008 (1)
  10.6 Lease agreement between Trevenex Resources and Scott Wetzel dated January 1, 2008 (2)
  10.7   Corporate Governance and Director's Nominating
         Committee Charter (2)
  10.8   Compensation Committee Charter (2)
  10.9   Audit Committee Charter (2)
 10.10   Corporate Governance Guidelines (2)
  14.1   Code of Business Conduct and Ethics (2)
  14.2 Code of Ethics for the Chief Executive Officer and Senior Financial Officers (2)
  31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002 (2)
  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed as an exhibit, numbered as indicated above, to the Registration Statement on Form S-1 (file no. 333-130696) filed on July 7, 2008,, which exhibit is incorporated herein by reference.

(2)  Filed herewith.

                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September __, 2008              TREVENEX RESOURCES, INC.

                                      By:     /s/ Scott Wetzel
                                      Name:   Scott Wetzel
                                      Title:  President


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                            Date
-----------------------  -------------------------------  --------------
/s/ Scott Wetzel         President & CEO (principal       September __, 2008
-----------------------  officer), member of the Board
Scott Wetzel             of Directors

/s/ Raymond Kuh          CFO, Secretary, Treasurer        September , 2008
---------------          (principal accounting officer),
Raymond Kuh              member of the board of directors

/s/ Ted Wagner           Vice President, member of the    September , 2008
--------------           Board of Directors
Ted Wagner

To the Board of Directors and Stockholders
Trevenex Resources, Inc.
Spokane, Washington

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

We have audited the accompanying balance sheet of Trevenex Resources, Inc. for the period from December 10, 2007 (inception) through June 30, 2008, and the related statements of income, retained earnings, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trevenex Resources, Inc. from December 10, 2007 (inception) through June 30, 2008, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's accumulated deficit and operating loss raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 29, 2008

                           Trevenex Resources, Inc.
                        (An Exploration Stage Company)
                                BALANCE SHEET


Balance Sheet

                                                            June 30,
                                                              2008
                                                          ------------
Assets
  Current Assets
     Cash                                                 $    14,462
                                                          ------------
Total Current Assets                                           14,462
                                                          ------------
Property, Land, Net                                            40,000
                                                          ------------

Total Assets                                              $    54,462
                                                          ============

Liabilities and Stockholders Equity
     Accounts Payable                                     $    12,678
                                                          ------------
Total Current Liabilities                                      12,678
                                                          ------------

Stockholders Equity

   Preferred stock; 10,000,000 shares authorized $.001
   par value, no shares issued and outstanding                      -

   Common stock; 100,000,000 shares authorized $.001 par
   value, with 1,500,000 shares issued and outstanding          1,500
   Capital in Excess of Par Value                             118,800
   Deficit accumulated during the exploration stage           (78,516)
                                                          ------------
Total Stockholder's Equity                                     41,784
                                                          ------------
Total Liabilities and Stockholder's Equity                $    54,462
                                                          ============


  The accompanying notes are an integral part of these financial statements

                           Trevenex Resources, Inc.
                        (An Exploration Stage Company)
                           Statement of Operations


Statement of Operations

                                                           From Inception at
                                                           December 10, 2007
                                                           to June 30, 2008
                                                           -----------------
Revenue                                                    $              -
                                                           -----------------

Expenses
   General Administrative                                             7,461
   Professional Services                                             71,055
                                                           -----------------
Total Expenses                                                       78,516
                                                           -----------------

Net Income (Loss) From Operations                                   (78,516)
                                                           -----------------

Net Other Income (Expense)                                                -

Income (Loss) Before Taxes                                          (78,516)

Provision for Income Taxes                                                -
                                                           -----------------

Net Income (Loss)                                                   (78,516)
                                                           =================

Basic and fully diluted loss per share                     $          (0.05)
                                                           =================

Basic and fully diluted weighted average shares outstanding       1,500,000
                                                           =================

  The accompanying notes are an integral part of these financial statements.

                       Trevenex Resources, Inc.
                     (An Exploration Stage Company)
              Statement of Changes in Shareholders' Equity


                                                    Accumulated
                                                      Deficit
                         Common Stock    Additional during the     Total
                      -----------------     Paid    Exploration Stockholders'
                       Shares    Amount  In Capital    Stage       Equity
                      ---------  ------  ----------  ---------  -------------
Inception,
 December 10, 2007            -  $    -  $        -  $      -   $          -
                      ---------  ------  ----------  ---------  -------------

Stock issued to
 founders               300,000     300                                  300

Stock Issued For
 Financing            1,000,000   1,000      99,000                  100,000

Stock Issued For
 Property               200,000     200      19,800                   20,000

Net Loss                      -       -           -   (78,516)        41,784
                      ---------  ------  ----------  ---------  -------------

Balance,
 June 30, 2008        1,500,000  $1,500  $  118,800  $(78,516)        41,784
                      =========  ======  ==========  =========  =============

  The accompanying notes are an integral part of these financial statements

                           Trevenex Resources, Inc.
                        (An Exploration Stage Company)
                           Statement of Cash Flow


Statement of Cash Flow

                                                           From Inception at
                                                           December 10, 2007
                                                           to June 30, 2008
                                                           -----------------
Cash Flow from Operating Activities:

Net Income (Loss)                                          $        (78,516)

Adjustments to reconcile Net Income (Loss) to net
   Cash provided by operations:
   Increase (Decrease) in Accounts Payable                           12,678
                                                           -----------------
   Net cash (used) provided in operating activities                 (65,838)
                                                           -----------------

Cash Flow from Investing Activities:

   Purchase of Land                                                 (20,000)
                                                           -----------------
Net Cash Provided (Used in) used in Investing Activities            (20,000)
                                                           -----------------

Cash Flow from Financing Activities:
   Common Stock Sold                                                100,300
                                                           -----------------
Net Cash Provided (Used in) used in Financing Activities            100,300
                                                           -----------------

Net change in cash and cash equivalents                              14,462

Cash, Beginning of Period                                                 -
                                                           -----------------
Cash, End of Period                                        $         14,462
                                                           =================

Non Cash Transactions:

Common Stock issued for Property and Equipment                       20,000

  The accompanying notes are an integral part of these financial statements

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

Trevenex Resources, Inc. (an Exploration Stage Company) (hereinafter "the Company") was incorporated on December 10, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mineral properties. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The company maintains an office in Spokane, WA.

The Company's year end is June 30.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
-----------------

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates
----------------

The process of preparing the financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consists of cash on deposit and term deposits with a maturity of less than three months from the date of purchase.

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


Mineral Property Interests
--------------------------

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves. Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset nay not be recoverable.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company's exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, and accounts payable approximate their fair value because of their short maturity of these instruments.

Provision for Taxes
-------------------

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2008 the Company has net operating loss carry forwards of approximately $ 78,500 which expire in 2028.

Basic and Diluted Loss Per Share
--------------------------------

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


Going Concern
-------------

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $ 78,516 for the year end June 30, 2008 and has an accumulated deficit of $ 78,516. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management believes that the company will need to raise additional capital in order to have sufficient resources to execute the current plan of operations, and meet the budget.

Accounting Pronouncements
-------------------------

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160") which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("FAS 141R") which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operation.


NOTE 3   MINING CLAIMS

In December 2007, the Company, through its president, acquired, for $ 20,000 and 200,000 shares of stock, 100% of the rights, Bayhorse mining claims in Baker, Oregon. The property was quit claimed to the company immediately, so
the Company has full rights to the Bayshore mining claims.   The Bayhorse
mining claims are located approximately 6.5 miles NE of the community of Huntington Oregon, in sections 8, 9, 16, 17, 19, 20 and 21, T, 13 S., R. 45 E., Willamette Meridian.

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


NOTE 4   PREFERRED AND COMMON STOCK

The Company is authorized to issue 10,000,000 shares of $ 0.001 par value preferred stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the preferred stock could, if they choose to do so, elect all of the directors of the Company. There are no preferred shares issued.

The Company is authorized to issue 100,000,000 shares of $ 0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

The company sold 100,000 shares of common stock to each director for $ 100. The directors are

Director                 Shares             Amount
--------                 ------             ------
Scott Wetzel             100,000           $ 100.00
Ted Wagner               100,000           $ 100.00
Ray Kuh                  100,000           $ 100.00

Total                    300,000           $ 300.00
                         =======           ========

During the Period ended December 31, 2007, the Company sold 1,000,000 shares of common stock in a private placement for cash of $100,000 ($0.10 per
share).   Since, period end December 31, 2007 there have been no further issuance of common stock. The company also issued 200,000 shares and $ 20,000 in cash for the Bayhorse mining claims in Baker, Oregon.

NOTE 5   STOCK OPTION PLAN

The Company's board of directors approved the adoption of the "2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan" by unanimous consent on December 10, 2007. This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company's common stock may be subject to, or issued pursuant to, the terms of the plan. No options have been issued under the plan as of June 30, 2008.

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


NOTE 6    COMMITMENTS AND CONTINGENCIES

Rental and Secretarial Service Agreement

The Company has a month-to-month agreement with Scott Wetzel, the President of the Company, whereby Mr. Wetzel provides office space, phone access and secretarial services for $200 per month.


NOTE 7    PROPERTY PLANT AND EQUIPMENT

The Company records all purchases of property, plant and equipment at cost with annual review of impairment of long lived assets. The Company acquired the right to purchase a piece of property in Baker Oregon with 3 patented mining claims, and the Company acquired the property and closed on said property on December 26, 2007. The property went through a closing agent on December 26, 2007, title insurance was issued by an independent title company and valid consideration for the property in the amount of $20,000 cash and 200,000 shares of common stock was conveyed to the seller.


NOTE 8    IMPAIRMENT OF MINING PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2008 there were no independently established reserves or resources of commercial grade on the Company's properties.

The cost of mineral properties is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production.

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


NOTE 9    COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company is subject to a variety of federal, state and local statutes, rules and regulations designed to protect human health and the environment in the vicinity of its mining operations. Activities at the Company's mining operations include continual efforts to meet or exceed these statutes, rules and regulations. These regulations include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility. The Company currently is not applying or seeking approval for a mining facility or discharge permits at this time, since the Company is just in the exploration stage.


NOTE 10  INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Effective December 10, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

                         TREVENEX RESOURCES, INC.
                      (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2008


The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the year end June 30, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

At June 30, 2008, the Company had deferred tax assets of approximately $ 26,690 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at June 30, 2008.

The Company's deferred tax assets are estimated as follows:

                                                    June 30,
                                                      2008
                                                  ------------
Net operating loss carry forward                    ($ 78,500)

Deferred tax asset                                   $ 26,690

Deferred tax asset valuation allowance               ($26,690)
                                                  ------------

Net deferred tax asset                                      -


NOTE 11    MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. There was $ 2,500 in advertising costs for the company during the period for the creation of a website.