Form 10-Q
period 2008-09-30
TREVENEX RESOURCES INC
filed 2008-11-14
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

Commission File Number       333-152052

TREVENEX RESOURCES, INC.

 (Exact name of registrant as specified in charter)

Nevada	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 West Cataldo, Suite A Spokane, Washington	99202
(Address of principal executive offices)	(Zip Code)

(509) 869-6877

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

On November 12, 2008, 1,500,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

PART I

ITEM 1.  FINANCIAL STATEMENTS

Trevenex Resources, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	September 30,	June 30,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash	$371	$14,462

Total Current Assets	371	14,462

Property
Mineral Property	40,000	40,000

Total Assets	$40,371	$54,462

Liabilities and Stockholders Equity
Accounts Payable	$27,456	$12,678
Total Current Liabilities	27,456	12,678

Stockholders Equity

Preferred stock; 10,000,000 shares authorized $.001 par value, no shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized $.001 par value, with 1,500,000 shares issued and outstanding	1,500	1,500
Capital in Excess of Par Value	118,800	118,800
Deficit accumulated during the exploration stage	(107,385)	(78,516)

Total Stockholder's Equity	12,915	41,784

Total Liabilities and Stockholder's Equity	$40,371	$54,462

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

Trevenex Resources, Inc. (An Exploration Stage Company) Statement of Operations
	Three months ended September 30,	From Inception at December 10, 2007 to September 30,
	2008	2008
	(unaudited)	(unaudited)

Revenue	$-	$-

Expenses
General Administrative	655	12,916
Exploration Expenses	0	34,354
Legal & Accounting	28,214	60,115

Total Expenses	28,869	107,385

Net Income(Loss) From Operations	(28,869)	(107,385)

Net Other Income(Expense)	-	-

Income (Loss) Before Taxes	(28,869)	(107,385)

Provision for Income Taxes	-	-

Net Income (Loss)	(28,869)	(107,385)

Basic and fully diluted loss per share	$(0.02)	$(0.07)

Basic and fully diluted weighted average shares outstanding	1,500,000	1,500,000

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statement of Cash Flow

	Three Months Ended September 30,	From Inception at December 10, 2007 to September 30,
	2008	2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Net Income (Loss)	$(28,869)	$(107,385)

Adjustments to reconcile Net Income (Loss) to net
Cash provided by operations:
Increase (Decrease) in Accounts Payable	14,778	27,456

Net cash (used) provided in operating activities	(14,091)	(79,929)

Cash Flow from Investing Activities:

Purchase of Land	0	(40,000)
Net Cash Provided by (Used in) used in Investing Activities	-	(40,000)

Cash Flow from Financing Activities:

Common Stock Sold	0	120,300
Net Cash Provided by (Used in) used in Financing Activities	-	120,300

Net change in cash and cash equivalents	(14,091)	371

Cash, Beginning of Period	14,462	-

Cash, End of Period	$371	$371

Non Cash Transactions:

Common Stock issued for Mineral Property	0	20,000

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

Trevenex Resources, Inc. (an exploration stage company) (hereinafter “the Company”) was incorporated on December 10, 2007 under the laws of the State of Nevada for the purpose of  acquiring, exploring and developing mineral properties.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  The Company maintains an office in Spokane, WA.

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended June 30, 2008.  The Company assumes that the readers of these interim financial statements herein have read, or have access to, the audited financial statements as set forth in the Company’s annual report filed on Form 10-K for the year ended June 30, 2008.  The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of results of the entire year ending June 30, 2009.

The Company’s year end is June 30.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Mineral Property Interests

The Company is an exploration stage mining company and has not yet realized any revenue from its operations.  It is primarily engaged in the acquisition, exploration and development of mining properties.  Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.  Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets.  All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset nay not be recoverable.

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

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

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment.  These laws are continually changing, generally becoming more restrictive.  The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Fair Value of Financial Instruments

The carrying value of cash, and accounts payable approximate their fair value because of their short maturity of these instruments.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.”  Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2008 the Company has net operating loss carry forwards of approximately $ 107,000 which expire in 2028.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of

$  28,869  for the three months ended September 30, 2008 and has an accumulated deficit of $ 107,385.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company plans to seek additional capital that will provide funds to increase liquidity, and provide for its continued business plan.

Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”) which amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FAS 160 on its financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. The Company is currently evaluating the impact, if any, of adopting FAS 141R on its financial position and results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

 The Company is authorized to issue 100,000,000 shares of $ 0.001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In December 2007, the Company sold 100,000 shares of common stock to each officer and director for $ 100.

The officers/directors are:

Officer/Director

Shares

Amount

Scott Wetzel

100,000

$ 100.00

Ted Wagner

100,000

$ 100.00

Ray Kuh

100,000

$ 100.00

Total

300,000

$ 300.00

======

======

During the period ended December 31, 2007, the Company sold 1,000,000 shares of common stock in a private placement for cash of $100,000 ($0.10 per share).  Since the period end December 31, 2007 there have been no further issuance of common stock.  The Company also issued 200,000 shares and $ 20,000 in cash for the Bayhorse  mining claims in Baker, Oregon.

During the period ended September 30, 2008, the Company did not issue any stock.

NOTE 5  STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on December 10, 2007.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued under the plan as of September 30, 2008.

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

NOTE 8  IMPAIRMENT OF MINING PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2008 there were no independently established reserves or resources of commercial grade on the Company’s properties.

The cost of mineral properties is related to exploration properties.  The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable.  The ultimate realization of the

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production.

NOTE 9  COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company is subject to a variety of federal, state and local statutes, rules and regulations designed to protect human health and the environment in the vicinity of its mining operations.  Activities at the Company’s mining operations include continual efforts to meet or exceed these statutes, rules and regulations.  These regulations include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility.  The Company currently is not applying or seeking approval for a mining facility or discharge permits at this time, since the Company is just in the exploration stage.

NOTE 10  INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Effective December 10, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the quarter end September 30, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

At September 30, 2008, the Company had deferred tax assets of approximately $ 35,360 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at September 30, 2008.

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2008

The Company’s deferred tax assets are estimated as follows:

	September 30,	June 30,
	2008	2008

Net operating loss carry forward	($ 107,000)	($ 78,500)

Deferred tax asset	$ 36,380	$ 26,690
Deferred tax asset valuation allowance	($ 36,380)	($26,690)

Net deferred tax asset	-	-

The change in the allowance account from June 30, 2008 to September 30, 2008 was approximately $ 9,700.

NOTE 11  MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.

NOTE 12  CONTINGENCIES

The Company is not aware of any contingencies that need to be accrued as of September 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the SEC. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in this management's discussion and analysis that could have a material adverse effect on our financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on our prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The above identified risks are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of Trevenex Resources, Inc. included elsewhere herein.

Exploration Stage Company

We are an exploration stage corporation that is primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon. Trevenex was organized under the laws of the State of Nevada on December 10, 2007 to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  The Bayhorse Silver Mine has historically produced silver, copper, lead, zinc, and antimony in a diverse zone of mineralization, which in management’s opinion warrants continued investigation and exploration.  The Bayhorse Property comprises 3 patented mineral claims and 66 unpatented claims, BH 1-66, which surround the patented mining claims and collectively there are a total of approximately 1365 acres which make up the property.

Our success depends upon finding mineralized material on the Bayhorse Property. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we have raised additional investment capital

The Bayhorse property is undeveloped raw land.  We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth.  Our geological consultants  will determine where drilling will occur on the property.  The samples will be tested to determine if mineralized material is located on the property.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin.  Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. We intend to take our core samples to analytical chemists, geochemists and registered assayers.  If mineralized material is found on the property, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.  Exploration and surveying has not been initiated and will not be initiated until we raise additional money.  That is because we do not have money to start exploration.  Once we have raised additional funds, we intend to start exploration operations. .  If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations.

Our management is presently searching for a strategic partner to fund the next first phase of exploration or as an alternative, evaluating the feasibility of engaging in a capital formation program to raise equity or debt capital to undertake the first phase of exploration.  To fund our planned exploration program we will need to raise a minimum of $420,000.

 We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Financial Condition and Changes in Financial Condition

The Company had no revenues in the quarter ended September 30, 2008.

Net cash used for operating activities for the quarter ended September 30, 2008, totaled $14,091.  The Company incurred various costs associated with the operational and corporate activities during the quarter.  Legal and professional fees of $28,214 were incurred for services performed with respect to the filing of and S-1 registration statement and the 10-K annual report.  The Company incurred no expenses related to geological studies, fieldwork, site visits, preparation or mining permit applications and consulting fees.

Liquidity and Capital Resources

Since inception to September 30, 2008, we have funded our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder.  In December 2007, we raised $100,000 through the sale of 1,000,000 shares of common stock in a private placement.

As of September 30, 2008, our assets totaled $40,371, which consisted primarily of three patented mineral claims which are owned by our company and 66 unpatented mining claims.  We had cash assets as of September 30, 2008 of $371 as compared to $14,462 as of June 30, 2008.  Our total current liabilities were $27,456 which consisted of accounts payable.   We had negative working capital at September 30, 2008.

We have not realized any revenue from our business operations, have achieved losses since inception, and have relied upon the sale of our securities and loans from our officers and directors to fund operations.  We do not have sufficient capital to enable us to commence and complete our proposed exploration program.  We will require financing in order to conduct the exploration program described in the section .  Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and our ability to continue as a going concern.

We do not have sufficient capital to carry on operations past November 2008.  We are pursuing potential equity financing, sub-licensing and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  Our long term capital requirements will depend on many factors, including the eventual reporting company costs, public relations fees, technology verification costs, among others.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required.  Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness, or that we will not default on our future debts, thereby jeopardizing our business viability.  Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations.

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2008, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

New Accounting Pronouncements

Trevenex Resources, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter the Company no shares of common stock were issued and no convertible debentures were issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (2)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (2)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trevenex Resources, Inc.

November 13, 2008	By:	/s/ Scott Wetzel
Scott Wetzel President and Chief Executive Officer (Principal Executive Officer)

November 13, 2008	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)