Form 10-Q
period 2008-12-31
TREVENEX RESOURCES INC
filed 2009-02-13
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2008

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

Yes ☒  No ☐

On February 13, 2009, 1,500,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Trevenex Resources, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	December 31,	June 30,
	2008	2008
	(unaudited)
Assets
Current Assets
Cash	$371	$14,462

Total Current Assets	371	14,462

Property
Mineral Property	40,000	40,000

Total Assets	$40,371	$54,462

Liabilities and Stockholders Equity
Accounts Payable	$39,220	$12,678
Total Current Liabilities	39,220	12,678

Stockholders Equity

Preferred stock; 10,000,000 shares authorized $.001 par value, no shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized $.001 par value, with 1,500,000 shares issued and outstanding	1,500	1,500
Capital in Excess of Par Value	118,800	118,800
Deficit accumulated during the exploration stage	(119,149)	(78,516)

Total Stockholder's Equity	1,151	41,784

Total Liabilities and Stockholder's Equity	$40,371	$54,462

The accompanying condensed notes are an integral part of these interim financial statements.

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statement of Operations

	Three Months Ended December 31,	Three Months Ended December 31,	Six Months Ended December 31,	Six Months Ended December 31,	From Inception at December 10, 2007 to December 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses
General Administrative	821	10	1,476	10	8,936
Exploration Costs	-	-	-	-	34,354
Legal & Accounting	10,944	6,500	39,158	6,500	75,859

Total Expenses	11,764	6,510	40,633	6,510	119,149

Net Income(Loss) From Operations	(11,764)	(6,510)	(40,633)	(6,510)	(119,149)

Net Other Income(Expense)	-	-			-

Income (Loss) Before Taxes	(11,764)	(6,510)	(40,633)	(6,510)	(119,149)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	(11,764)	(6,510)	(40,633)	(6,510)	(119,149)

Basic and fully diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)	$(0.08)

Basic and fully diluted weighted average shares outstanding	1,500,000	1,500,000	1,500,000	1,500,000	1,500,000

The accompanying condensed notes are an integral part of these interim financial statements.

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statement of Cash Flow

	Six Months Ended December 31,	From Inception at December 10, 2007 to December 31,
	2008	2008
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Net Income (Loss)	$(40,633)	$(119,149)

Adjustments to reconcile Net Income (Loss) to net
Cash provided by operations:
Increase (Decrease) in Accounts Payable	26,542	39,220

Net cash (used) provided in operating activities	(14,091)	(79,929)

Cash Flow from Investing Activities:

Purchase of Land	-	(40,000)
Net Cash Provided by (Used in) used in Investing Activities	-	(40,000)

Cash Flow from Financing Activities:

Common Stock Sold	-	120,300
Net Cash Provided by (Used in) used in Financing Activities	-	120,300

Net change in cash and cash equivalents	(14,091)	371

Cash, Beginning of Period	14,462	-

Cash, End of Period	$371	$371

Non Cash Transactions:

Common Stock issued for Mineral Property	-	20,000

The accompanying condensed notes are an integral part of these interim financial statements.

TREVENEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2008

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

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K filed with the SEC on September 30, 2008. The results of operations for the quarter ended December 31, 2008 are not necessarily indicative of results of the entire year ending June 30, 2009.

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
December 31, 2008

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

Fair Value of Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximate their fair value because of there short maturity of these instruments.

The Company has adopted Financial Accounting Standards Board (FASB) SFAS No. 157, Fair Value Measurements (SFAS 157).  The provisions of SFAS 157 are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value.  SFAS 157 establishes a new framework for measuring fair value and expands related measured and recorded at fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants.  SFAS 157 establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by SFAS 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31,

TREVENEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2008

2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended December 31, 2008.

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

At December 31, 2008 the Company has net operating loss carry forwards of approximately $ 119,150 which expire in 2029.

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

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $40,633  for the six months ended December 31, 2008 and has an accumulated deficit of $119,149.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company plans to seek additional capital that will provide funds to increase liquidity, and provide for its continued business plan.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred.

Revenue recognition

Revenue will be recognized when the amounts are contractually earned, fixed and determinable, and there is substantial probability of collection.

Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (FAS 161).  FAS 161 amends and expands disclosures about derivative instruments and hedging activities.

TREVENEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2008

FAS 161 required qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit-risk-related contingent features in hedging activities. FAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2010. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

NOTE 3  MINING CLAIMS

In December  2007, the Company, through its president, acquired, for $ 20,000 and 200,000 shares of stock, 100% of the rights, in the Bayhorse mining claims in Baker, Oregon.  The property was quit claimed to the Company immediately, so the Company has full rights to the Bayhorse mining claims.   The Bayhorse mining claims are located approximately 6.5 miles NE of the community of Huntington Oregon, in sections 8, 9, 16, 17, 19, 20 and 21, T, 13 S., R. 45 E., Willamette Meridian.

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

During the period ended December 31, 2008, the Company did not issue any stock.

TREVENEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
December 31, 2008

NOTE 5   STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on December 10, 2007.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued under the plan as of December 31, 2008.

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

NOTE 8

  IMPAIRMENT OF MINING PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2008 there were no independently established reserves or resources of commercial grade on the Company’s properties.

The cost of mineral properties is related to exploration properties.  The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable.  The ultimate realization of the Company’s investment in exploration properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production.

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
December 31, 2008

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

 The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements at December 31, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

At December 31, 2008, the Company had deferred tax assets of approximately $ 40,500 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2008.

The Company’s deferred tax assets are estimated as follows:

	December 31,	June 30,
	2008	2008

Net operating loss carry forward	($119,150)	($ 78,500)

Deferred tax asset	$ 40,500	$ 26,700
Deferred tax asset valuation allowance	($ 40,500)	($ 26,700)

Net deferred tax asset	-	-

The change in the allowance account from June 30, 2008 to December 31, 2008 was approximately $13,800.

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

Exploration Stage Company

We are an exploration stage corporation that is primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon. Trevenex was organized under the laws of the State of Nevada on December 10, 2007 to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  The Bayhorse Silver Mine has historically produced silver, copper, lead, zinc, and antimony in a diverse zone of mineralization, which in management’s opinion warrants continued investigation and exploration.  The Bayhorse Property comprises 3 patented mineral claims and 66 unpatented claims, BH 1-66, which surround the patented mining claims and collectively there are a total of approximately 1,365 acres which make up the property.

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

Financial Condition and Changes in Financial Condition

We had no revenues in the quarter ended December 31, 2008.

Net cash used for operating activities for the six months ended December 31, 2008, totaled $14,091.  We incurred various costs associated with the operational and corporate activities during that six months period.  Legal and professional fees of $39,158 were incurred for services performed with respect to the filing of an S-1 registration statement, our 10-K annual report, and other reporting costs.  We incurred no expenses related to geological studies, fieldwork, site visits, preparation, or mining permit applications and consulting fees.

Liquidity and Capital Resources

Since inception to December 31, 2008, we have funded our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder.  In December 2007, we raised $100,000 through the sale of 1,000,000 shares of common stock in a private placement.

As of December 31, 2008, our assets totaled $40,371, which consisted primarily of three patented mineral claims which are owned by our company and 66 unpatented mining claims.  We had cash assets as of December 31, 2008 of $371 as compared to $14,462 as of June 30, 2008 and $371 as of September 30, 2008.  Our total current liabilities were $39,220 which consisted of accounts payable.   We had negative working capital at December 31, 2008.

We have not realized any revenue from our business operations, have achieved losses since inception, and have relied upon the sale of our securities and loans from our officers and directors to fund operations.  We do not have sufficient capital to enable us to commence and complete our proposed exploration program.  We will require financing in order to conduct the exploration program described in this report.  Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and our ability to continue as a going concern.

We do not have sufficient capital to carry on operations past March 2009.  We are pursuing potential equity financing, sub-licensing, and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond March 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  Our long term capital requirements will depend on many factors, including reporting company costs and public relations fees, among others.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond March 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

New Accounting Pronouncements

Trevenex Resources, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on it, or any of its subsidiaries’ operating results, financial position, or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our certifying officers), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our certifying officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, our certifying officers concluded that our disclosure controls and procedures were effective.

There has been no change in our internal control over financial reporting that occurred in the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 30, 2009.  Set forth below is a summary of each matter voted upon at the meeting and the number of votes cast for, against, withheld or abstained.  Both proposals passed.

Proposal #1: The election of Scott Wetzel, Ted Wagner, and Raymond Kuh to serve on the Board of Directors:

Nominee	Total Votes For All Nominees	Total Votes Withheld From All Nominees
Scott Wetzel	975,000	0
Ted Wagner	975,000	0
Raymond Kuh	975,000	0

Proposal #2: Ratification of the appointment of Williams & Webster, P.S. as our independent auditors for the year ending June 30, 2009:

Total Votes For	Total Votes Against	Abstained
975,000	0	0

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended (2)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). (2)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). (2)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trevenex Resources, Inc.

February 13, 2009	By:	/s/ Scott Wetzel
Scott Wetzel President and Chief Executive Officer (Principal Executive Officer)

February 13, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)