Form 10-K/A
period 2008-06-30
TREVENEX RESOURCES INC
filed 2009-03-10
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2008

Or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

TREVENEX RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	333-152052	98-0468420
(State or other jurisdiction	(Commission file number)	(IRS Employer
of incorporation or organization)		Identification No.)

Trevenex Resources, Inc.

25 West Cataldo, Suite A

Spokane, Washington 99202

 (Address of principal executive offices, including Zip Code)

Issuer’s telephone number: (509) 869-6877

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒ NO ☐

Indicate by check mark if there disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non- accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No ☐

State issuer’s revenues for its most recent fiscal year. None.

The aggregate market value of the Common Stock of the registrant (the “Common Stock”) held by non-affiliates of the registrant, based on the sale price of the shares in a private placement that closed on December 23, 2007 of $0.10 per share was approximately $120,000.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 28, 2008, there were 1,500,000 shares of our common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference. Not applicable.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 This Report on Form 10-K and the documents incorporated by reference include “forward-looking statements”. To the extent that the information presented in this Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends”, “anticipates”, “believes”, “estimates”, “projects”, “forecasts”, “expects”, “plans” and “proposes”. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this prospectus, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Report on Form 10-K.

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 10 of this Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes included in this Report on Form 10-K and the section entitled “Management’s Discussion and Analysis or Plan of Operation” included in this Report on Form 10-K.

PART I

ITEM 1.   BUSINESS

Exploration Stage Company

We are an exploration stage corporation that is primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon. Trevenex was organized under the laws of the State of Nevada on December 10, 2007 to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  The Bayhorse Silver Mine has historically produced silver, copper, lead and zinc in a diverse zone of mineralization, which in management’s opinion warrants continued investigation and exploration.  The Bayhorse Silver Mine property comprises 3 patented mineral claims and 66 unpatented claims, BH 1-66, which surround the patented mining claims and collectively there are a total of approximately 1365 acres which make up the property.

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

The registered mining claims are summarized below.

Unpatented Mining Claims	OMC #
BH 1 through BH 66	163188 through 163253

Patented Mining Claims	Mineral Survey Number
OK Quartz Load	M.S. 301
Rapid Quartz Load	M.S. 300
Bayhorse Quartz Load	M.S. 133

 Property Acquisitions Details

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

Regional Geology

The Bayhorse Silver Mine is positioned within a region that has experienced a tectonically disrupted series of volcanic rocks consisting of flows of andesite and rhyolite and intrusive rocks ranging from sills and dikes of both basalt and rhyolitic composition to coarse grain diabase.  The beds strike generally east-west and show an average dip of 60º.  Moving up section and generally to the north, the stratigraphy starts with a thick layer of coarse-grained andesite tuff of Permian age.  Sitting above the andesite, there is a belt of stratified fine grained red and purple tuffs, which is the host lithology for the primary mineralization in the area.  This member is bounded to the north by a 100-200 foot thick rhyolite flow of Triassic age.  The rhyolite outcrops along the west shore and slope of the Snake River, indicating the spatial orientation of the rocks associated with the Bayhorse Property.  The volcanic rock sequence continues up section to the north with a green colored schist/ andesitic agglomerate and then a fine grain volcanic tuff.  Resting on top, capping the volcanic series, there is gypsum-bearing series, which contains schists, shales, and altered limestones.  The main intrusive is a diabase vein which strikes approximately north and dips 50-60º to the east.  The mineralized vein ranges from 10-50 feet in width and is identified by the presence of feldspar laths.  Based on superposition, the country rocks were tilted to their present attitude prior to the intrusions.

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

The distribution of mineralization on the Bayhorse Silver Mine is controlled by three main faults, along with numerous secondary planes of movement.  Earlier reports indicated that the northern extent of the mineralized zone terminates against a thick, gouge zone extending to a maximum of 5 feet.  The rock is described as a fine-grained cataclasite comprised of fragments of red andesite and darker rhyolite of the hanging wall rock.  The fault dips 60º to the north parallel to the dip of the bedding planes.  The Sunshine fault strikes N15ºW and dips 20-25º to the south.  This fault holds the ore body in the hanging wall and has an apparent normal offset of approximately 260 feet.  The Sunshine Fault forms the floor of the previously mined ore body.  A shallowly dipping fault zone striking N40E forms the roof of the earlier mined ore body as evidenced by slickenslides, which show down dip movement in the hanging wall of the system. This fault has not been assigned a proper name.  The Osburn Fault lies to the west of the Bayhorse Silver Mine.  The fault strikes approximately N15W and is steeply dipping to near vertical.  The Ore body terminates against a fine grain, greenish fault gouge related to the fault on its western boundary.  The Osburn Fault interactions in the area indicate a complex history of movement, which led to the present juxtaposition of distinct lithological members.  It is suggested that the dominant faults are post mineralization and have subsequently offset an existing, more extensive zone of mineralization.

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

Soil Geochemical 100’ x 25’ grid sample 250 samples

$ 10,000.00

Geophysical Survey- Magnetometer / VLF; SP Survey; IP Survey

$ 20,000.00

Geologic Mapping and Rock Geochemical (50) samples

$ 20,000.00

Orientation Survey Total

$ 50,000.00

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

$ 30,000.00

Soil Geochemical testing of property, grid soil sample and assay1000 soil samples total distance is ~26 line miles

$ 44,000.00

Geophysical Survey. Covers specific points on property

 Magnetometer /VLF over property

$ 11,000.00

SP Survey over property

$ 10,000.00

IP Survey over selected SP Lines ~10 line miles

$  45,000.00

Mapping, Geochemical Testing and Geophysics Total

$140,000.00

Phase I-Part 2

Early stage drilling is necessary in order to determine the probability of an ore body at depth.  Initial exploratory drilling will provide the basis for continued drilling and development outlined in Phase II.

Permitting & Indirect Costs

$   15,000.00

Road Building

$   50,000.00

Core Drilling 1,500 ft @ $75/ft

$ 112,500.00

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

Core Drilling 10,000’@ $75/ft

$   750,000.00

Core Logging, Sampling and Assay

$   100,000.00

Underground Revitalization

$   100,000.00

Geologist, Reporting, Modeling and Management

$     50,000.00

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

•

the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of  hazardous substances;

•

the U.S. Endangered Species Act;

•

the Clean Water Act;

•

the Clean Air Act;

•

the U.S. Resource Conservative and Recovery Act ("RCRA");

•

the Migratory Bird Treaty Act;

•

the Safe Drinking Water Act;

•

the Emergency Planning and Community Right-to-Know Act;

•

the Federal Land Policy and Management Act;

•

the National Environmental Policy Act; and

•

the National Historic Preservation Act.

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

•

Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977.

•

The occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

Rental Fee Requirement

The federal government’s Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31 of each year. We have paid this fee through 2008. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets forth the BLM fee schedule:

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

Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken “before” and “after” any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant’s responsibility to prepare a complete notice or plan of operators.

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

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in the State of Oregon is returning the surface to its previous condition upon abandonment of the property.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Employees and Employment Agreements

At present, we have no  employees.  Our officers provide employee like services to the company on a part time basis and [will] devote about four to ten hours per work week to our operation at $40.00 per hour.  The hourly rate will not be in effect until such time as we secure additional operating capital.  None of the officers or directors have an employment agreement with us.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

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

We will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program and based on our current operating plan.  We do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months.  We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer.” We need to raise a minimum of $420,000 to complete the first phase of our exploration program and $1,000,000 to complete the second phase, for a total of $1,420,000 to complete both phases of our program.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not our business will fail.  We will raise the capital necessary to fund our business through a Prospectus and public offering of our common stock.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

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

Mr. Scott Wetzel, our president, CEO and a member of our board of directors, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company.  Mr. Wetzel lacks technical training and experience with exploring for, starting, and operating a mine.  With no direct training or experience in these areas, he may not be fully aware of the specific requirements related to working within this industry.  Mr. Wetzel’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

The volatility of metals prices in general may adversely affect our exploration efforts.  If prices for silver decline, it may not be economically feasible for us to continue our exploration of our property or to interest a joint venture partner in developing commercial production at our property.  We may make substantial expenditures for exploration or development of the property, which cannot be recovered if production becomes uneconomical.  Silver prices historically have fluctuated widely, based on numerous factors including, but not limited to:

•

industrial and jewelry demand;

•

market supply from new production and release of existing bullion stocks;

•

central bank lending, sales and purchases of precious metals;

•

forward sales of precious metals by producers and speculators;

•

production and cost levels in major precious metal -producing regions;

•

rapid short-term changes in supply and demand because of speculative or hedging activities; and

•

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

•

the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of  hazardous substances;

•

the U.S. Endangered Species Act;

•

the Clean Water Act;

•

the Clean Air Act;

•

the U.S. Resource Conservative and Recovery Act ("RCRA");

•

the Migratory Bird Treaty Act;

•

the Safe Drinking Water Act;

•

the Emergency Planning and Community Right-to-Know Act;

•

the Federal Land Policy and Management Act;

•

the National Environmental Policy Act; and

•

the National Historic Preservation Act.

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

Mining and exploration activities are subject to extensive regulation by federal and provincial governments. Future changes in governments, regulations and policies could adversely affect results of operations for a particular period and long-term business prospects.

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

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental agencies. The duration and success of such approvals are subject to many variables outside the Company’s control.

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

Our management has no direct training or experience in exploring for, starting, and operating an exploration program and as a result may not be fully aware of many of the specific requirements related to working within the industry.  Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.  As a result we may have to suspend or cease operations.

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

NASD sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of June 30, 2008, there were 42 record holders of our common stock.

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

 ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 29 THROUGH 39 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO HYDRODYNEX’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

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

Soil Geochemical 100’ x 25’ grid sample 250 samples

$ 10,000.00

Geophysical Survey- Magnetometer / VLF; SP Survey; IP Survey

$ 20,000.00

Geologic Mapping and Rock Geochemical (50) samples

$ 20,000.00

Orientation Survey Total

$ 50,000.00

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

$   30,000.00

Soil Geochemical testing of property, grid soil sample and assay1000

Soil samples total distance is ~26 line miles

$   44,000.00

Geophysical Survey and Magnetometer /VLF over property

 $  11,000.00

SP Survey over property

$   10,000.00

IP Survey over selected SP Lines ~10 line miles

$   45,000.00

Mapping, Geochemical Testing and Geophysics Total

$140,000.00

Phase I-Part 2

Early stage drilling is necessary in order to determine the probability of an ore body at depth.  Initial exploratory drilling will provide the basis for continued drilling and development outlined in Phase II.

Permitting & Indirect Costs

$   15,000.00

Road Building

$   50,000.00

Core Drilling 1,500 ft @ $75/ft

$  125,000.00

Core Logging, Sampling and Assay

$    15,000.00

Geological Reporting and Management

$    25,000.00

Early Stage Drilling Total

                $230,000.00

PHASE I TOTAL

$420,000.00

Phase II

Phase II development will expand upon initial findings from Phase I. The key points will be the expansion of drilling program, continued drill core logging, rock and soil sampling and assaying, revitalization of the underground workings, and continued management and development of the Bayhorse Property.

Core Drilling 10,000’@ $75/ft

$   750,000.00

Core Logging, Sampling and Assay

$   100,000.00

Underground Revitalization

$   100,000.00

Geologist, Reporting, Modeling and Management

$     50,000.00

PHASE II TOTAL

$1,000,000.00

PHASE I AND PHASE II TOTAL

                $1,420,000.00

 Results of Operations

We are an exploration stage corporation. We have generated no revenues from our business operations since inception and have incurred $78,516 in expenses through June 30, 2008.

The following table provides selected financial data about our company for the fiscal year ended June 30, 2008 and December 31, 2007, respectively.

Balance Sheet Data	June 30, 2008	December 31, 2007
Cash	$14,462	$80,290
Total assets	$54,462	$120,290
Total liabilities	$12,678	$6,500
Stockholders’ equity (deficit)	$54,462	$120,290

Our cash in the bank at June 30, 2008 was $14,462.  Net cash provided by financing activities since inception through June 30, 2008 was $100,300 raised from the sale of our common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Audited Financial Statements for this Form 10-K appear on pages 29 through 38 following the signature pages below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information, as of June 30, 2008, with respect to our sole officers and directors:

Name and Address	Age	Positions
Scott Wetzel 25 West Cataldo, Suite A Spokane, WA. 99202	42	President, Chief Executive Officer, and Director
Ted Wagner 25 West Cataldo, Suite A Spokane, WA. 99202	50	Vice President, Director
Raymond Kuh 25 West Cataldo, Suite A Spokane, WA. 99202	33	Chief Financial Officer, Secretary, Treasurer and Director

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

Raymond Kuh, age 33, Chief Financial Officer, Secretary/Treasurer and Director

Raymond J. Kuh is currently engaged in the business of providing specialized language services, translation and interpretation primarily in the area of legal contracts.  He earned a Bachelor of Arts Degree in English Philology from Gonzaga University, Spokane, WA in (August 1992  May 1996). Subsequently, Mr. Kuh has continued to further his training, skills and competence.  Via Eastern Washington University (January through  June 1997), he moved to Guadalajara Mexico and completed a 6 month intensive Spanish immersion program; In 2006, in Barcelona, Spain, he completed the Spanish Official Language School’s (Escuela Oficial de Idiomas) Level 4 Advanced Spanish course, earning a Notable distinction; and, in 2007, he successfully completed all modules in a course entitled Introduction to Translation offered by International House World Organization, Barcelona, Spain.  In 1999 he organized and formed the Historical Autographs U.S.A., Inc. and was the President and Director of the company until it merged with Arbios Systems, Inc. in 2003.  From July 1997 to November of 2004, Mr. Kuh was employed by Walsh & Associates of Spokane, Washington, a law firm specializing in patent, trademark, copyright and other intellectual property law.  During this time, Mr. Kuh ascended to the position of Operations Manager, whereby he managed business activities and staff of three.

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

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are a exploration stage company with minimal revenues from operations, few employees, and relatively simple financial statements, as of June 30, 2008 we had not constituted any board committees.  We have, however, recently adopted charters for an audit committee, compensation committee, and a corporate governance and nominating committee.

ITEM 11.   EXECUTIVE COMPENSATION

The table below sets forth the aggregate annual and long-term compensation paid by us during our sole fiscal fiscal year ended June 30, 2008 since our inception on December 10, 2007 to our Chief Executive Officer (collectively the “Named Executive Officer”). No executive officer’s salary and bonus exceeded $100,000 for the fiscal year 2008.

A.  Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Wetzel, President, CEO, Director	2008	0	0	0	0	0	0	1200	1200

B. Narrative Disclosure to Summary Compensation Table

Scott Wetzel has not entered into formal written employment agreements with Trevenex.  He is compensated in the amount of $200 per month for providing office space, phones and secretarial services to the company pursuant to a lease agreement.  Currently, none of our officers is being compensated for their services during the exploration stage of our business operations.  We have not paid any salaries in our fiscal year ended 2008, and we do not anticipate paying any salaries at any time in 2008.  We will not begin paying salaries until we have adequate funds to do so.  To date no bonus or option compensation has been granted to our Named Executive Officer.

C. Outstanding Equity Awards at Fiscal Year End

We have not issued any stock options since our inception, including to our Named Executive Officer.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of September 15, 2008 by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of the Named Executive Officers (see the section above entitled “Executive Compensation”), (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each of the listed beneficial owners identified above is c/o. 25 West Cataldo, Suite A, Spokane, Washington 99202.

The percentage of shares beneficially owned is based on 1,500,000 shares of common stock outstanding as of September 15, 2008. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of September 15, 2008 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Since no options, warrants or other convertible securities are outstanding as of September 15, 2008, none of the beneficial owners listed below has the right to acquire, within 60 days of September 15, 2008, any shares pursuant to such convertible securities and the share ownership numbers include only common stock currently owned and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Manuel Graiwer, Esq. 550 Chalette Dr. Beverly Hills, CA 90210	140,000	9.32%
Scott Wetzel, President & CEO, Dir. (1)	100,000	6.66%
Ted Wagner, Vice President, Dir. (2)	100,000	6.66%
Raymond Kuh, CFO, Sec., Treas., Dir (3)	100,000	6.66%
Joseph Edington 702 E. Edenderry Ct. Spokane, WA 99223	100,000	6.66%
Marisa Graiwer 943 16th St. Santa Monica, CA 90403	100,000	6.66%
Kenneth Graiwer 14963 Greenleaf St. Sherman Oaks, CA 91403	100,000	6.66%
Livorno Latin America Scharlooweg 61 Wilemstad, Curacao	100,000	6.66%
Craig Sanders P.O. Box 30518 Spokane, WA 99223	100,000	6.66%
Chris Wetzel 909 E. Golden Ct. Spokane, WA 99208	100,000	6.66%
Toni Feldmeier Fraunried 3 Irshenberg, Germany 83737	100,000	6.66%
All officers and directors as a group (3 persons) (4)	300,000	20%

(1)	Scott Wetzel, President and Chief Executive Officer, director. The holdings of Scott Wetzel include 100,000 shares of common stock
(2)	Ted Wagner, Vice President, director. The holdings of Mr. Wagner include 100,000 shares of common stock.
(3)	Raymond Kuh, Chief Financial Officer, Treasurer, Secretary, director. The holdings of Mr. Kuh include 100,000 shares of common stock.
(4)	The holdings of the executive officers and directors as a group include an aggregate of 300,000 shares of common stock, and no option shares.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	0	$0	1,000,000
Equity compensation plans not approved by security holders	0	$0
Total	0	$0	1,000,000

(1)

On December 10, 2007 the shareholders of Trevenex adopted the 2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of Trevenex.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In December 2007, we issued a total of 300,000 shares of restricted common stock to our three founders.  We issued 100,000 shares each to Scott Wetzel, Raymond Kuh and Ted Wagner for a total consideration of $.001 per share, our then directors and officers. The shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

In January 1, 2008, we entered into a Lease Agreement with Scott Wetzel, our President and CEO under which we pay Mr. Wetzel $200.00 per month for use of our corporate premises at 25 West Cataldo, Suite A, Spokane, WA 99201.  The lease has a term of one year.

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

 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal year ended June 30, 2008, are set forth in the table below:

Fee Category	Year ended December 31, 2007	Year ended June 30, 2008
Audit fees (1)	$13.959	$14,774
Audit-related fees (2)	0	0
Tax fees (3)	$0	$0
All other fees (4)	0	2,154
Total fees	$13,959	$16,928

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.  The amount for the year ended June 30, 2008 includes $5,000 in estimated costs for the year end audit.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, in this case, review of our registration statement on Form S-1.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Trevenex Resources, Inc.(1)

3.2	3.2	Bylaws of Trevenex Resources, Inc.(1)

10.1	10.1	Option to Purchase Property Agreement between IBEX Minerals, Inc. and Scott Wetzel dated November 1, 2007 (1)

10.2	10.2	Assignment of Option to Purchase Property Dated December 14, 2007 (1)

10.3	10.3	Form of Subscription Agreement (1)

10.4	10.4	2007 Non-Qualified Stock Option and Stock Appreciation Right Plan Dated December 10, 2007 (1)

10.5	10.5	Geological Report from Minex Exploration, Inc. dated May 2008 (1)

10.6	10.6	Lease agreement between Trevenex Resources and Scott Wetzel dated January 1, 2008 (2)

10.7		Corporate Governance and Director’s Nominating Committee Charter (2)

10.8		Compensation Committee Charter (2)

10.9		Audit Committee Charter (2)

10.10		Corporate Governance Guidelines (2)

14.1	14.1	Code of Business Conduct and Ethics (2)

14.2	14.2	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (2)

23.1		Consent of Independent Registered Public Accounting Firm Williams & Webster PS (2)

31.1		Certification of Principal Executive Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002 (3)

31.2		Certification of Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002 (3)

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Filed as an exhibit, numbered as indicated above, to the Registration Statement on Form S-1 (file no. 333-130696) filed on July 7, 2008, which exhibit is incorporated herein by reference.
(2)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152358) filed on September 30, 2008,, which exhibit is incorporated herein by reference.
(3)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2009	TREVENEX RESOURCES, INC.

	By:	/s/ Scott Wetzel
Name: Scott Wetzel
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Wetzel	President & CEO (principal executive	March 6, 2009
Scott Wetzel	officer), member of the Board of Directors
/s/ Raymond Kuh Raymond Kuh	CFO, Secretary, Treasurer (principal financial or accounting officer), member of the board of directors	March 6, 2009
/s/ Ted Wagner Ted Wagner	Vice President, member of the Board of Directors	March 6, 2009

To the Board of Directors and

Stockholders of Trevenex Resources, Inc.

Spokane, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 29, 2008

Trevenex Resources, Inc.
(An Exploration Stage Company)
Balance Sheet

June 30,
2008
Assets
Current Assets
Cash	$14,462

Total Current Assets	14,462

Property, Land	40,000

Total Assets	$54,462

Liabilities and Stockholders Equity
Accounts Payable	$12,678
Total Current Liabilities	12,678

Stockholders Equity

Preferred stock; 10,000,000 shares authorized $.001 par value, no shares issued and outstanding	-
Common stock; 100,000,000 shares authorized $.001 par value, with 1,500,000 shares issued and outstanding	1,500
Capital in Excess of Par Value	118,800
Deficit accumulated during the exploration stage	(78,516)

Total Stockholder's Equity	41,784

Total Liabilities and Stockholder's Equity	$54,462

The accompanying notes are an integral part of these financial statements.

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statement of Operations

From Inception at December 10, 2007 to June 30,
2008
Revenue	$-

Expenses
General Administrative	7,461
Professional Services	71,055

Total Expenses	78,516

Net Income(Loss) From Operations	(78,516)

Net Other Income(Expense)	-

Income (Loss) Before Taxes	(78,516)

Provision for Income Taxes	-

Net Income (Loss)	(78,516)

Basic and fully diluted loss per share	$(0.05)

Basic and fully diluted weighted average shares outstanding	1,500,000

The accompanying notes are an integral part of these financial statements.

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Equity

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Shareholders' Equity
Inception, December 10, 2007	-	$-	$-	$-	$-

Stock issued to founders	300,000	300	-	-	300

Stock Issued For Financing	1,000,000	1,000	99,000	-	100,000

Stock Issued For Property	200,000	200	19,800	-	20,000

Net Loss	-	-	-	(78,516)	41,784

Balance, June 30, 2008	1,500,000	$1,500	$118,800	$(78,516)	$41,784

The accompanying notes are an integral part of these financial statements.

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statement of Cash Flow

From Inception at December 10, 2007 to June 30,
2008

Cash Flow from Operating Activities:

Net Income (Loss)	$(78,516)

Adjustments to reconcile Net Income (Loss) to net
Cash provided by operations:
Increase (Decrease) in Accounts Payable	12,678

Net cash (used) provided in operating activities	(65,838)

Cash Flow from Investing Activities:

Purchase of Land	(20,000)
Net Cash Provided by (Used in) used in Investing Activities	(20,000)

Cash Flow from Financing Activities:

Common Stock Sold	100,300
Net Cash Provided by (Used in) used in Financing Activities	100,300

Net change in cash and cash equivalents	14,462

Cash, Beginning of Period	-

Cash, End of Period	$14,462

Non Cash Transactions:

Common Stock issued for Property and Equipment	20,000

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

Fair Value of Financial Instruments

The carrying value of cash, and accounts payable and accrued liabilities approximate their fair value because of their short maturity of these instruments.

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

At June 30, 2008 the Company has net operating loss carry forwards of approximately $78,500 which expire in 2028.

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

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $78,516 for the year end June 30, 2008 and has an accumulated deficit of $78,516.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company’s management believes that the company will have sufficient resources to execute the current plan of operations, and meet the budget.

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

NOTE 5   STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on December 10, 2007.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued under the plan as of December 31, 2007.

NOTE 6    COMMITMENTS AND CONTINGENCIES

Rental and Secretarial Service Agreement

The Company has a month-to-month agreement with Scott Wetzel, the President of the Company, whereby Mr. Wetzel provides office space, phone access and secretarial services for $200 per month.

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

NOTE 7

 PROPERTY PLANT AND EQUIPMENT

The Company records all purchases of property, plant and equipment at costs with annual review of impairment of long lived assets.  The Company acquired the right to purchase a piece of property in Baker Oregon with 3 patented mining claims, and the Company acquired the property and closed on said property on December 26, 2007.  The property went through a closing agent on December 26, 2007, title insurance was issued by an independent title company and valid consideration for the property in the amount of $20,000 cash and 200,000 shares of common stock was conveyed to the seller.

NOTE 8

IMPAIRMENT OF MINING PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2007 there were no independently established reserves or resources of commercial grade on the Company’s properties.

The cost of mineral properties is related to exploration properties.  The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable.  The ultimate realization of the Company’s investment in exploration properties is dependent up on the success of future property sales, the existence of economically recoverable reserves, and the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production.

NOTE 9

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company is subject to a variety of federal, state and local statutes, rules and regulations designed to protect human health and the environment in the vicinity of its mining operations.  Activities at the Company’s mining operations include continual efforts to meet or exceed these statutes, rules and regulations.  These regulations include “permitting” or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands affected by a mining facility.  The Company currently is not applying or seeking approval for a mining facility or discharge permits at this time, since the Company is just in the development stage.

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

Effective December 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the one month ended December 31, 2007, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

At December 31, 2007, the Company had deferred tax assets of approximately $ 2,213 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2007.

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

The Company’s deferred tax assets are estimated as follows:

June 30,
2008

Net operating loss carry forward	$ 78,500

Deferred tax asset	$ 26,690
Deferred tax asset valuation allowance	($26,690)

Net deferred tax asset	-

NOTE 11

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred.  There was $ 2,500 in advertising costs for the company during the period for the creation of a website.