Form 10-Q
period 2009-03-31
TREVENEX RESOURCES INC
filed 2009-05-15
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

Commission File Number:     000-53493

TREVENEX RESOURCES, INC.

 (Exact name of registrant as specified in charter)

Nevada	98-0408708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 West Cataldo, Suite A Spokane, Washington	99202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

On May 14, 2009, 1,500,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Trevenex Resources, Inc.

 (A Development Stage Company)

March 31, 2009

Index to Interim Financial Statements

CONTENTS	Page
Balance Sheets at March 31, 2009 (Unaudited) and June 30, 2008	4
Statements of Operations for the Interim Period Ended March 31, 2009 and for the Period from December 10, 2007 (inception) through March 31, 2009 (Unaudited)	5
Statements of Cash Flows for the Interim Period Ended March 31, 2009 and for the Period from December 10, 2007 (inception) through March 31, 2009 (Unaudited)	6
Notes to the Interim Financial Statements (Unaudited)	7-12

Trevenex Resources, Inc.
(An Exploration Stage Company)
BALANCE SHEET

	March 31,	June 30,
	2009	2008
	(unaudited)
Assets
Current Assets
Cash	$223	$14,462

Total Current Assets	223	14,462

Property
Mineral Property	40,000	40,000

Total Assets	$40,223	$54,462

Liabilities and Stockholders Equity
Accounts Payable and Accrued Expenses	$49,860	$12,678
Total Current Liabilities	49,860	12,678

Stockholders Equity

Preferred stock; 10,000,000 shares authorized $.001 par value, no shares issued and outstanding	-	-
Common stock; 100,000,000 shares authorized $.001 par value, with 1,500,000 shares issued and outstanding	1,500	1,500
Capital in Excess of Par Value	118,800	118,800
Deficit accumulated during the exploration stage	(129,937)	(78,516)

Total Stockholder's Equity	(9,637)	41,784

Total Liabilities and Stockholder's Equity	$40,223	$54,462

The accompanying condensed notes are an integral part of these interim financial statements.

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

	Three Months Ended March 31,	Three Months Ended March 31,	Nine Months Ended March 31,	From Inception at December 10, 2007 to March 31,	From Inception at December 10, 2007 to March 31,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses
General Administrative	2,457	3,060	3,932	3,070	11,393
Exploration Costs	-	27,126	-	27,126	34,354
Legal & Accounting	8,332	14,800	47,489	21,300	84,191

Total Expenses	10,788	44,986	51,421	51,496	129,937

Net Income(Loss) From Operations	(10,788)	(44,986)	(51,421)	(51,496)	(129,937)

Net Other Income(Expense)	-	-			-

Income (Loss) Before Taxes	(10,788)	(44,986)	(51,421)	(51,496)	(129,937)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	(10,788)	(44,986)	(51,421)	(51,496)	(129,937)

Basic and fully diluted loss per share	$(0.01)	$(0.03)	$(0.03)	$(0.03)	$(0.09)

Basic and fully diluted weighted average shares outstanding	1,500,000.00	1,500,000.00	1,500,000.00	1,500,000.00	1,500,000.00

The accompanying condensed notes are an integral part of these interim financial statements.

Trevenex Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flow

	Nine Months Ended March 31,	From Inception at December 10, 2007 to March 31,	From Inception at December 10, 2007 to March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Cash Flow from Operating Activities:

Net Income (Loss)	$(51,421)	$(51,496)	(129,937)

Adjustments to reconcile Net Income (Loss) to net
Cash provided by operations:
Increase (Decrease) in Accounts Payable	37,182	9,663	49,860

Net cash (used) provided in operating activities	(14,239)	(41,834)	(80,077)

Cash Flow from Investing Activities:

Purchase of Land	-	(40,000)	(40,000)
Net Cash Provided by (Used in) used in Investing Activities	-	(40,000)	(40,000)

Cash Flow from Financing Activities:

Common Stock Sold	-	120,300	120,300
Net Cash Provided by (Used in) used in Financing Activities	-	120,300	120,300

Net change in cash and cash equivalents	(14,239)	38,467	223

Cash, Beginning of Period	14,462	-	-

Cash, End of Period	$223	$38,467	223

Non Cash Transactions:

Common Stock issued for Mineral Property	-	20,000	20,000

The accompanying condensed notes are an integral part of these interim financial statements.

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

MARCH 31, 2009

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

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended June 30, 2008 included in the Company’s annual report on Form 10-K filed with the SEC on September 30, 2008. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of results of the entire year ending June 30, 2009.

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

                                                                                                                                                                                                        -7-

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

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets.  All long-lived assets are reviewed for impairment annually whenever events or circumstances change which indicate the carrying amount of an asset nay not be recoverable.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by Statement of Financial Accounting Standards No. 107, “Disclosures about fair value of Financial Instruments”, include cash, trade accounts receivable, accounts payable and related party payables.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2009 and 2008.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended March 31, 2009.

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

At March 31, 2009, the Company has net operating loss carry forwards of approximately $ 129,937 which expire in 2029.

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

Going Concern

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $ 51,421 for the nine months ended March 31, 2009 and has an accumulated deficit of $ 129,937. These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company plans to seek additional capital that will provide funds to increase liquidity, and provide for its continued business plan.

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

During the period ended March 31, 2009, the Company did not issue any stock.

NOTE 5   STOCK OPTION PLAN

The Company’s board of directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” by unanimous consent on December 10, 2007.  This plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued under the plan as of March 31, 2009.

NOTE 6   COMMITMENTS AND CONTINGENCIES

Rental and Secretarial Service Agreement

The Company has a month-to-month agreement with the President of the Company, who provides office space, phone access and secretarial services for $200 per month.

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

NOTE 8

  IMPAIRMENT OF MINING PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2009 there were no independently established reserves or resources of commercial grade on the Company’s properties.

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

At March 31, 2009, the Company had deferred tax assets of approximately $ 44,000 principally arising from net operating loss carry forwards for income tax purposes calculated at an expected rate of 34%.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at March 31, 2009.

The Company’s deferred tax assets are estimated as follows:

	March 31, 2009	June 30, 2008

Net operating loss carry forward	($129,937)	($ 78,500)

Deferred tax asset	$ 44,000	$ 26,700
Deferred tax asset valuation allowance	($ 44,000)	($ 26,700)

Net deferred tax asset	-	-

The change in the allowance account from June 30, 2008 to March 31, 2009 was approximately $ 17,300.

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

Our success depends upon finding mineralized material on the Bayhorse Property. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we have raised additional investment capital.

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

Our management is searching for a strategic partner to fund the next first phase of exploration or as an alternative, evaluating the feasibility of engaging in a capital formation program to raise equity or debt capital to undertake the first phase of exploration.  To fund our planned exploration program we will need to raise a minimum of $420,000.

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

Financial Condition and Changes in Financial Condition

We had no revenues in the quarter ended March 31, 2009.

Net cash used for operating activities for the nine months ended March 31, 2009, totaled $14,239.  We incurred various costs associated with the operational and corporate activities during that nine months period.  Legal and professional fees of $47,489 were incurred for services performed with respect to the filing of an S-1 registration statement, our 10-K annual report, and other reporting costs.  We incurred no expenses related to geological studies, fieldwork, site visits, preparation, or mining permit applications and consulting fees.

Liquidity and Capital Resources

Since inception to March 31, 2009, we have funded our operational expenses from the issuance and sale of equity securities, payment of consultants and certain employees in stock, and loans from a shareholder.  In December 2007, we raised $100,000 through the sale of 1,000,000 shares of common stock in a private placement.

As of March 31, 2009, our assets totaled $40,223, which consisted primarily of three patented mineral claims which are owned by our company and 66 unpatented mining claims.  We had cash assets as of March 31, 2009, of $223 as compared to $14,462 as of June 30, 2008 and $371 as of December 31, 2008.  Our total current liabilities were $49,860 which consisted of accounts payable.   We had negative working capital at March 31, 2009.

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

We do not have sufficient capital to carry on operations past May 2009.  We are pursuing potential equity financing, sub-licensing, and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  Our long term capital requirements will depend on many factors, including reporting company costs and public relations fees, among others.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond May 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting
As of the end of the quarter ended March 31, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)

3.2	Bylaws of Registrant(1)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)

Filed with the Securities and Exchange Commission on July 16, 2008 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-152358), which exhibit is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trevenex Resources, Inc.

May 14, 2009	By:	/s/ Scott Wetzel
Scott Wetzel President and Chief Executive Officer (Principal Executive Officer)

May 14, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)