Form 10-K
period 2009-06-30
TREVENEX RESOURCES INC
filed 2009-08-07
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2009.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to _ .

333-152052
(Commission file number)

TREVENEX RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

25 West Cataldo, Suite A

Spokane, Washington 99202

 (Address of principal executive offices, including Zip Code)

Issuer’s telephone number: (509) 869-6877

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non- accelerated filer [   ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

The aggregate market value of the Common Stock of the registrant (the “Common Stock”) held by non-affiliates of the registrant on June 30, 2009, based on the sale price of the shares in a private sale that ended on June 11, 2009, of $0.25 per share was approximately $136,550.  Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.  The shares of our company are currently listed on the NASDAQ OTC Bulletin Board exchange, symbol “TRVX”.

As of August 7, 2009, there were 1,750,000 shares of our common stock, $0.001 par value, issued and outstanding.

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

PART I

ITEM 1.   BUSINESS

Exploration Stage Company

We are an exploration stage corporation that has been primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon.  Trevenex was organized under the laws of the State of Nevada on December 10, 2007, to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  The Bayhorse Silver Mine has historically produced silver, copper, lead and zinc in a diverse zone of mineralization, which in management’s opinion warrants continued investigation and exploration.  The Bayhorse Silver Mine property comprises 3 patented mineral claims.  .

We have not realized any revenue from our business operations, have achieved losses since inception, and have relied upon the sale of our securities to fund operations.  We do not have sufficient capital to enable us to commence and complete our proposed exploration program.  We will require financing in order to conduct our exploration program described in the section entitled, "Business of the Issuer." Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects and our ability to continue as a going concern.

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

Business of the Issuer

The Bayhorse Silver Mine property is located near the Snake River approximately 6.5 miles northeast of the town of Huntington, Oregon, in sections 9 and 13, Willamette Meridian.  The area is presently accessible by a well maintained county road.

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

Land Status, Topography, Location and Access

The Bayhorse Silver Mine is located on the Snake River approximately 58 miles from Baker City, Oregon, and is accessible on a year round basis by a well maintained county road.  The topography in eastern Oregon along the Snake River consists of a large deep canyon and rugged terrain.   Supplies and services are available in the towns of Farewell Bend, Huntington and Baker City, Oregon.  Elevation on the property varies from 2,082 to 5,500 feet above sea level.  The climate is typical of eastern Oregon, mild and generally dry in the spring, summer and fall, with some snowfall in the winter months up to 2 feet. The summers are usually warm with less rainfall.  Year-round work is possible on the property.  Vegetation is a limited with some evergreen trees.

Mining Claims

The Bayhorse Silver Mine comprises three patented mining claims containing a total of 45 acres.  The three patented mining claims were originally recorded on June 3, 1893.

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

Proposed Exploration Program

In January 2008, Trevenex retained Minex Exploration, Inc. an independent exploration contract company to prepare a Geological Report on the Bayhorse Silver Mine property recommending an exploration program.  The report on the Bayhorse Silver Mine and recommended exploration program was prepared by Greg Schifrin and Jessie Jennings of Minex Exploration, Inc. an independent exploration contract company.  The report was issued in May 2008.  The report recommends a two phase exploration program, outlined below, for a total estimated cost of $1,420,000.  To date, Trevenex has been unable to raise sufficient capital to initiate the proposed exploration plan.

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

Phase 1

Phase I is a recommended program that would consist of implementing an orientation survey, for soil and rock Geochemistry and Geophysics, including Magnetometer/VLF, SP and IP Surveys.  To determine viable methodology of operations, Geologic Mapping and sample Geochemistry under the recommended exploration plan would be carried out over the entire property utilizing early stage core drilling.  This proposed work is designed to accurately assess the property to determine if further work outlined in Phase II is necessary, and determine which techniques of data acquisition are appropriate for the Bayhorse Property.

Orientation survey over surface of known mineralized zone and outcrops

Soil Geochemical 100’ x 25’ grid sample 250 samples

$ 10,000.00

Geophysical Survey- Magnetometer / VLF; SP Survey; IP Survey

$ 20,000.00

Geologic Mapping and Rock Geochemical (50) samples

$ 20,000.00

Orientation Survey Total

$ 50,000.00

The proposed orientation survey would establish a working grid system, which will allow for accurate data acquisition, as well as provide the initial Geochemical and Geophysical data to determine which methodology is applicable.

Mapping, Geochemical Surveys and Geophysical Evaluation

Detailed geologic mapping on surface and open underground rock units and structure including additional rock geochemistry testing

$ 30,000.00

Soil Geochemical testing of property, grid soil sample and assay 1000 soil samples total distance is ~26 line miles

$ 44,000.00

Geophysical Survey. Covers specific points on the mining property.

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

Early Stage Drilling Total

                $ 230,000.00

PHASE I TOTAL

$ 420,000.00

Phase II

The recommended Phase II development would expand upon initial findings from Phase I.  The key points would be the expansion of drilling program, continued drill core logging, rock and soil sampling and assaying, revitalization of the underground workings, and continued management and development of the Bayhorse Property.

Core Drilling 10,000’@ $75/ft

$   750,000.00

Core Logging, Sampling and Assay

$   100,000.00

Underground Revitalization

$   100,000.00

Geologist, Reporting, Modeling and Management

$     50,000.00

PHASE II TOTAL

$1,000,000.00

PHASE I & PHASE II TOTAL

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

Governmental regulation. If we commence future mining operations, we will be subject to inspection and regulation by:

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

Employees and Employment Agreements

At present, we have no employees.  Our officers provide employee like services to the company on a part time basis and have not been paid up to this point.  If we raise sufficient capital resources, will devote about four to ten hours per work week to our operations at $40.00 per hour.  The hourly rate will not be in effect until such time as we secure additional operating capital.  None of the officers or directors has an employment agreement with us.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

We have never earned a profit and we are currently operating under a net loss. There is no guarantee that we will ever earn a profit.

From our inception on December 10, 2007 to the audited period ended June 30, 2009, we have not generated any revenue.  Rather, we operated under a net loss, and have an accumulated deficit of $143,252 as of the audited fiscal year ended June 30, 2009.  We do not currently have any revenue producing operations.  We are not currently operating profitably, and it should be anticipated that we will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

If we do not obtain additional financing, our business will fail.

We will need to obtain additional financing in order to complete our business plan.  We currently do not have any operations and we have no income. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program and based on our current operating plan.  We do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months.  We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer.” We need to raise a minimum of $420,000 to complete the first phase of our exploration program and $1,000,000 to complete the second phase, for a total of $1,420,000 to complete both phases of our program.  We do not have any arrangements for financing and we may not be able to find such financing if required.  We will need to obtain additional financing to operate our business for the next twelve months, and if we do not, our business will fail.  Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate income and achieve profitability, investment in our securities may be worthless.

We have no operating history and have not proved we can operate successfully.  We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless.  From inception of December 10, 2007, to the audited fiscal year ended June 30, 2009, we incurred a net loss of ($143,252) and did not earn any revenue.  We do not currently have any revenue producing operations.

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

Mr. Scott Wetzel, our president, CEO, and a member of our board of directors, does not have formal training as a geologist or in the technical aspects of management of a mineral exploration company.  Mr. Wetzel lacks technical training and experience with exploring for, starting, and operating a mine.  With no direct training or experience in these areas, he may not be fully aware of the specific requirements related to working within this industry.  Mr. Wetzel’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

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

As if June 30, 2009, our officers and directors beneficially own approximately 18.2% of our issued and outstanding common stock.  Our officers and directors will exercise control over all matters requiring shareholder approval, including the possible election of additional directors and approval of significant corporate transactions.  If you purchase shares of our common stock, you may have no effective voice in our management.

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

None of our officers and directors has any career experience related to mineral exploration.  Accordingly, our officers and directors may be unable to successfully operate and develop our business.  We cannot guarantee that we will overcome this obstacle.  There may be additional risk in that our officers and directors may lack the ability to successfully implement growth plans given that the absence of an executive management team, and that all plans rely exclusively on the ability and management of our officers and directors.

Because our officers and directors have other business interests or are employed by other companies and have not been compensated by our company to date for their services, they may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

To date we have not compensated our officers or directors in any manner for their services, either in cash or in equity compensation.  We cannot assure you that the officers and directors will continue to be motivated to provide services to our company under these conditions.  It is possible that the demands on our officers and directors, from their existing employment and from other obligations, could increase with the result that they would no longer be able to devote sufficient time to the management of our business.  Our officers and directors will devote fewer than 12-15 hours per month or 3-4 per week to the affairs of our company.  In addition, our officers and directors may not possess sufficient time to manage our business if the demands of managing their own businesses increased substantially.

The imprecision of mineral deposit estimates may prove any resource calculations that we make to be unreliable.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, geophysical surveys and analysis of drilling results and industry practices.  Valid estimates made at a given time may significantly change when new information becomes available.  By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable.  Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If our exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.

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

The report of our independent auditors, on our audited financial statements for the audited period ended June 30, 2009, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern.  Our continued operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations from the development of our mineral properties. If we are not able to continue as a going concern, it is likely investors will lose their investment.

 Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation is for exploration of the property to determine if there is an economically feasible ore body beneath the surface. Exploration does not contemplate removal of the ore. We currently have no plans or funds for ore removal. Accordingly, we will not generate any revenues from our current plan of operation.

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

We were incorporated on December 10, 2007 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made.  Our net loss since inception is $143,252.  To achieve and maintain profitability and positive cash flow, we are dependent upon:

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

ITEM 2.   PROPERTIES

Since our inception on December 10, 2007, our principal place of business and corporate offices have been located at 25 West Cataldo, Suite A, Spokane, WA 99202.  We have agreed to pay Scott Wetzel $200 per month for rent and a variety of services which include, secretarial, phone, copy machine, computer access and office supplies.  On January 1, 2008, we signed a one year lease with Scott Wetzel under which we pay him $200 per month for use of our business premises, which consists of 1200 square feet.  This lease was renewed as a month-to-month lease on January 1, 2009, which can be cancelled anytime by either party.

On December 26, 2007, Trevenex purchased all right, title and interest in the three patented claims comprising the Bayhorse Silver Mine from IBEX Minerals, Inc.  The Bayhorse Silver Mine comprises three patented mining claims containing a total of 45 acres.  The Bayhorse Silver Mine is located near the Snake River approximately 6.5 miles northeast of the town of Huntington, Oregon, and approximately 58 miles from Baker City, Oregon in sections 9 and 13, Willamette Meridian.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during our fourth quarter of the fiscal year ended June 30, 2009, or to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board since April 15, 2009.  Since its quotation on OTC Bulletin there has been no trading activity of any kind and consequently there are no historical share prices to report.

Our transfer agent is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of August 1, 2009, there were 48 record holders of our common stock and 1,750,000 shares of common stock outstanding..

As of June 30, 2009, there were no outstanding stock options or warrants.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

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

 Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

On June 11, 2009, we entered into definitive agreements relating to the private placement of $46,300 of our securities through the sale of 185,200 shares of our common stock at $0.25 per share to two accredited individuals and three accredited corporations.  The purchasers in the private placement were Southwest Consulting Services, Ltd., Ronald Kunisaki, Jennifer Edington, Halifax, Ltd., and Marycliff Investment Corporation.   In conjunction with the private placement, there were no fees, commissions or professional fees for services payable.  The placement was undertaken by the officers of Trevenex.  The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, and Rule 506 promulgated by the SEC under the Act.

On June 11, 2009, we entered into Debt Conversion to Shares of Restricted Common Stock agreements under which two creditors converted a total of $3,700 of debt into an aggregate of 14,800 shares of common stock at $0.25 per share.  The two creditors of the company were Scott Wetzel, the CEO and President of Trevenex, and Achieve Publishing Group.

On July 1, 2009, we issued 50,000 unregistered shares of its common stock, par value $0.001, to Triax Capital Management, Inc. in exchange for (i) consulting services and (ii) $5,000 in cash.  Trevenex sold these restricted shares to further capitalize the company in order to pay operating expenses and to execute its business plan. We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D).  The purchaser has represented to Trevenex that it is an “accredited investor.”  The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

The proceeds from these sales of unregistered securities went to paying outstanding debts.  We have exhausted the proceeds from these sales of our stock due to the payment of accounts payable.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING PLAN OF OPERATIONS SECTION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ON PAGES 23 THROUGH 36 FOLLOWING THE SIGNATURE PAGES OF THIS ANNUAL REPORT. ALL STATEMENTS IN THIS ANNUAL REPORT RELATED TO TREVENEX’ CHANGING FINANCIAL OPERATIONS AND EXPECTED FUTURE OPERATIONAL PLANS CONSTITUTE FORWARD-LOOKING STATEMENTS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS.

A.   General.

We were incorporated in the State of Nevada on December 10, 2007.  We intended to engage in the acquisition, exploration and development of mineral deposits, but we have been unsuccessful in this area.  The only operations we have engaged in are very early exploration work on the Bayhorse Silver property in Baker County, Oregon.  In January 2008, Trevenex retained Minex Exploration, Inc. an independent exploration contract company to prepare a Geological Report on the Bayhorse Silver Mine property recommending an exploration program.  The report on the Bayhorse Silver Mine and the recommended exploration program was prepared by Greg Schifrin and Jessie Jennings of Minex Exploration, Inc. an independent exploration contract company.  The report was issued in May 2008.  The report recommends a two phase exploration program, outlined below, for a total estimated cost of $1,420,000.  To date, Trevenex has been unable to raise sufficient capital to initiate the proposed exploration plan.

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

Orientation Survey Total

$ 50,000.00

The proposed orientation survey would establish a working grid system, which will allow for accurate data acquisition, as well as provide the initial Geochemical and Geophysical data to determine which methodology is applicable.

Mapping, Geochemical Surveys and Geophysical Evaluation

Detailed geologic mapping on surface and open underground rock units and structure including additional rock geochemistry testing

$    30,000.00

Soil Geochemical testing of property, grid soil sample and assay 1000 soil samples total distance is ~26 line miles

$    44,000.00

Geophysical Survey. Covers specific points on the mining property.

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

Early Stage Drilling Total

                $ 230,000.00

PHASE I TOTAL

$ 420,000.00

Phase II

The recommended Phase II development would expand upon initial findings from Phase I.  The key points would be the expansion of drilling program, continued drill core logging, rock and soil sampling and assaying, revitalization of the underground workings, and continued management and development of the Bayhorse Property.

Core Drilling 10,000’@ $75/ft

$      750,000.00

Core Logging, Sampling and Assay

$      100,000.00

Underground Revitalization

$      100,000.00

Geologist, Reporting, Modeling and Management

$        50,000.00

PHASE II TOTAL

$1,000,000.00

PHASE I & PHASE II TOTAL

$1,420,000.00

B. Results of Operations

We are an exploration stage corporation. We have generated no revenues from our business operations since inception and have incurred $143,252 in expenses through June 30, 2009.  The following table provides selected financial data about our company for the fiscal year ended June 30, 2009 and June 30, 2008, respectively.

Balance Sheets Data	June 30, 2009	June 30, 2008
Cash	$60	$14,462
Mining claims	40,000	40,000

Total assets	$40,060	$54,462
Total liabilities	$13,012	$12,678
Stockholders’ equity (deficit)	$27,048	$54,462

Our cash in the bank at June 30, 2009 was $60.  Net cash provided by financing activities since inception through June 30, 2009 was $146,600 raised from the sale of our common stock.

For the fiscal year ended June 30, 2009, our total expenses were $64,736 as compared to $74,540 for the period from December 10, 2007 (inception) through June 30, 2008.

In its report on our June 30, 2009 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern (See Note 3).  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the exploration stage and have had no revenues since inception. For the period from December 10, 2007 (inception) through June 30, 2009, we recorded a net loss of $143,252. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to general positive cash flows. There can be no assurances to that effect.

At the present time, we have minimal operating costs and expenses due to our limited business activities.  We do not currently engage in any product research and development, other than maintaining the mineral mining claims we acquired in December 2007 and January 2008.  We have no present plans to purchase or sell any mining claims.  We also have no present plans to add employees, although we may do so in the future if we engage in any exploration work or secure addition capital.

C.  Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since inception, our main cash source has been the sale of our equity securities. Upon inception, we issued 100,000 shares of common stock to two (2) directors for $100 each and 100,000 shares to our founder for $100.  We also issued 200,000 shares in connection with the purchase of three (3) patented mining claims located in Baker County, Oregon.  In December 2007, we completed an offering of 1,000,000 shares of our common stock to 43 individuals for a consideration of $100,000.  The offering was made pursuant to the exemption from registration contained in Rule 504 of Regulation D under the Securities Act.  On June 11, 2009, we entered into definitive agreements relating to the private placement of 185,200 shares of our common stock at $0.25 per share, or $46,300 in aggregate, and in June of 2009 our debt holders converted $3,700 of accounts payable into an aggregate of 14,800 shares of common stock at $0.25 per share.  We have exhausted proceeds from these sales due to substantial payment of accounts payable.

We used most of the proceeds from our private placements since inception to acquire three patented mining claims and pay expenses related to becoming a public company.  See a description of our proposed exploration program in the business section of this report.  Due to our lack of operating capital, we have not been able to initiate any exploration on our property.  Currently, we have no financing plans.

As of June 30, 2009, our total current assets were $60 and our total current liabilities were $13,012.

We have experienced difficulties in obtaining financing for our business.  During the fourth quarter of our fiscal year ending June 30, 2009, we have shifted some of our focus to investigating other possible strategies to have the exploration conducted on the property. Those strategies include possible joint venture arrangements or leasing our property to another exploration company.  There can be no assurance that these efforts in exploring possible leasing arrangement or joint venture arrangements will come to fruition.  Additionally, if any new ventures are successfully negotiated, there can be no assurance that such new venture will have enough financial resources to undertake exploration of our property.

 If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  By virtue of our inability to generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors.  If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event.  We have no plans to dissolve statutorily at this time, under any circumstances.  We are engaged in general discussions with multiple companies who may be interested in acquiring us.  As of this date there is no definitive agreement signed and there is no assure that any acquisition will be feasible in the future and in the event there is an acquisition, there is no assurance that it will be in the best interest of our shareholders.

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

Mineral Property Interests

We are an exploration stage mining company and we have not yet realized any revenue from our operations.  We are  primarily engaged in the acquisition, exploration, and development of mining properties.  Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.  Costs of acquisition are capitalized subject to impairment testing, in accordance with Financial Accounting Standards 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, when facts and circumstances indicate impairment may exist.

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

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment.  These laws are continually changing, generally becoming more restrictive.  We have made and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of estimates

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TREVENEX RESOURCES, INC. (AN EXPLORATION STAGE COMPANY) JUNE 30, 2009 AND 2008 INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	24

Financial Statements
Balance Sheets at June 30, 2009 and 2008	25
Statements of Operations for the Fiscal Year Ended June 30, 2009, for the Period from December 10, 2007 (Inception) through June 30, 2008 and for the Period from December 10, 2007 (Inception) through June 30, 2009	26
Statement of Stockholders’ Equity for the Period from December 10, 2007 (Inception) through June 30, 2009	27
Statements of Cash Flows for the Fiscal Year Ended June 30, 2009, for the Period from December 10, 2007 (Inception) through June 30, 2008, and for the Period from December 10, 2007 (Inception) through June 30, 2009	28
Notes To Financial Statements	29-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Trevenex Resources, Inc.

(An exploration stage company)

Spokane, Washington

We have audited the accompanying balance sheet of Trevenex Resources, Inc. (an exploration stage company) (the “Company”) as of June 30, 2009 and 2008 and the related statement of operations, stockholder’s equity and cash flows for the fiscal year ended June 30, 2009, for the period from December 10, 2007 (Inception) through June 30, 2008 and for the period from December 10, 2007 (Inception) through June 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the fiscal year ended June 30, 2009, for the period from December 10, 2007 (Inception) through June 30, 2008 and for the period from December 10, 2007 (Inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a negative working capital and a deficit accumulated during the exploration stage at June 30, 2009 and had a net loss and cash used in operations for the fiscal year ended June 30, 2009, with no revenues during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

August 6, 2009

TREVENEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$60	$14,462

Total Current Assets	60	14,462

MINING CLAIMS	40,000	40,000

Total Assets	$40,060	$54,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$7,612	$12,678
Accrued Expenses	5,400	-

Total Current Liabilities	$13,012	$12,678

STOCKHOLDERS’ EQUITY

Preferred stock at $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding
Common stock at $.001 par value; 100,000,000 shares authorized, 1,700,000 and 1,500,000 shares issued and outstanding, respectively	1,700	1,500
Additional Paid in Capital	168,600	118,800
Deficit accumulated during the exploration stage	(143,252)	(78,516)

Total Stockholder's Equity	27,048	41,784

Total Liabilities and Stockholder's Equity	$40,060	$54,462

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	For the Fiscal Year	December 10, 2007	December 10, 2007
	Ended	(Inception) through	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009

OPERATING EXPENSES:
Professional fees	$60,151	$36,701	$96,852
Unpatented claims location cost	-	34,354	34,354
Rent expense – related party	2,400	1,200	3,600
General and administrative expenses	2,185	6,261	8,446

Total operating expenses	64,736	78,516	143,252

LOSS BEFORE TAXES	(64,736)	(78,516)	(143,252)

INCOME TAXES	-	-	-

NET LOSS	$(64,736)	$(78,516)	$(143,252)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED:	$(0.04)	$(0.05)	$(0.10)

Weighted Common Shares Outstanding
basic and diluted	1,510,379	1,500,000	1,506,673

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Period from December 10, 2007 (Inception) through June 30, 2009

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Exploration Stage	Total Shareholders' Equity
Balance, December 10, 2007 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders at par	300,000	300			300

Issuance of common stock for cash in December 2007 at $0.10 per share	1,000,000	1,000	99,000		100,000

Issuance of common stock associated with the acquisition of mining claims on December 26, 2007 valued at $0.10 per share	200,000	200	19,800		20,000

Net Loss	-	-	-	(78,516)	(78,516)

Balance, June 30, 2008	1,500,000	1,500	118,800	(78,516)	41,784

Issuance of common stock for cash on June 11, 2009 at $0.25 per share	185,200	185	46,115		46,300

Issuance of common stock for conversion of accounts payable on June 12, 2009 at $0.25 per share	14,800	15	3,685		3,700

Net Loss				(64,736)	(64,736)

Balance, June 30, 2009	1,700,000	$1,700	$168,600	$(143,252)	$27,048

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	For the Fiscal Year	December 10, 2007	December 10, 2007
	Ended	(Inception) through	(Inception) through
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,736)	$(78,516)	$(143,252)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accounts payable	(1,366)	12,678	11,312
Accrued expenses	5,400	-	5,400

NET CASH USED IN OPERATING ACTIVITIES	(60,702)	(65,838)	(126,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining claims	-	(20,000)	(20,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(20,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	46,300	100,300	146,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,300	100,300	146,600

NET CHANGE IN CASH	(14,402)	14,462	60

Cash at beginning of period	14,462	-	-

Cash at end of period	$60	$14,462	$60

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$	$-	$-

NON-CASH INVESTING AND FINANCING
ACTIVITES:
Issuance of shares associated with
the acquisition of mining claims	$-	$20,000	$20,000
Issuance of common stock for conversion of
accounts payable	$3,700	$	$3,700

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

JUNE 30, 2009 AND 2008

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Trevenex Resources, Inc. (an exploration stage company) (“Trevenex” or the “Company”) was incorporated on December 10, 2007 under the laws of the State of Nevada for the purpose of  acquiring, exploring and developing mineral properties.  Although the Company acquired mineral property and related mineral rights - quartz load mining claims, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the mineral property, nor generated any revenue to date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Exploration stage company

The Company is an exploration stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fiscal year end

The Company has elected a fiscal year ending on June 30.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral property and related mineral rights - quartz load mining claims

The Company follows Statement of Financial Accounting Standards No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” (“SFAS No. 19”) and American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” (“SOP 98-5”) for its mineral property and related mineral rights - quartz load mining claims.  Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company periodically reviews its proved mineral properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value may have occurred.  The Company estimates the expected undiscounted future cash flows of its mineral properties and compares such undiscounted future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the mineral properties to fair value.  The factors used to determine fair value include, but are not limited to, recent sales prices of comparable properties, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.

Unevaluated properties are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.  If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proved mineral properties.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.  The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the fiscal year ended June 30, 2009 or for the period from December 10, 2007 (inception) through June 30, 2008.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing exploration operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share-based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”).  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending June 30, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In May 2008, FASB issued FASB Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”) to be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The effect of adoption of SFAS No. 162 on the Company’s financial position and results of operations is not expected to be material.

In May 2009, FASB issued FASB Statement No. 165 “Subsequent events” (“SFAS No. 165”) to be effective for the interim or annual financial periods ending after June15, 2009.  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2.  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The effect of adoption of SFAS No. 165 on the Company’s financial position and results of operations is not expected to be material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage of $143,252 at June 30, 2009 and had a net loss and cash used in operations of $64,736 and $60,702 for the fiscal year ended June 30, 2009, respectively, with no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the

Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – MINING CLAIMS

On November 1, 2007, the Company’s current president, CEO and significant stockholder, Scott Wetzel, acquired a ninety (90) day option to purchase certain mining claims from IBEX Minerals, Inc.  Scott Wetzel assigned his rights to this option to the Company upon its formation on December 10, 2007.  On December 26, 2007, the Company exercised the option and purchased the three (3) patented mining claims from IBEX Minerals, Inc. for (i) $20,000 and (ii) 200,000 shares of restricted common stock valued at $20,000, the estimated fair value at the date of acquisition and all the rights, title and interest in the three (3) patented mining claims were deeded to the Company free of encumbrances and recorded in the County of Baker, State of Oregon.  In January 2008, the Company retained Minex Exploration, Inc. an independent exploration contract company, and expended $34,354 to locate unpatented mining claims contiguous and surrounding the three (3) patented mining claims.  Minex Exploration, Inc. located 66 unpatented mining claims contiguous and surrounding the three (3) patented mining claims.  Subsequently, these unpatented claims were recorded in the County of Baker, State of Oregon and with the office of the United States Bureau of Land Management in Portland Oregon.  The three (3) patented mining claims and 66 unpatented mining claims are referred to as the Bayhorse mining property.

The Bayhorse mining property is located approximately 6.5 miles northeast of the community of Huntington Oregon, in sections 8,9,16,17,19,20 and 21, T. 13 S., R. 45 E., Willamette Meridian in the County of Baker, State of Oregon. The registered mining claims are summarized below:

Patented mining claims	Mineral Certificate No., designated by the Surveyor General as Lot No.

BAY HORSE QUARTZ LODE MINING CLAIM	Mineral Certificate No. 67, designated by the Surveyor General as Lot No. 37
O.K. CONSOLIDATED QUARTZ LODE MINING CLAIM	Mineral Certificate No. 3, designated by the Surveyor General as Lot No. 301
RAPID QUARTZ LODE MINING CLAIM	Mineral Certificate No. 2, designated by the Surveyor General as Lot No. 300

Unpatented mining claims	OMC #

BH1 through BH66	163188 through 163253

The Company did not record depletion of mineral properties as it has not started to explore its mining claims.  Depletion expense for the next five (5) fiscal years is undeterminable as the Company is still an exploration stage company and its planned principal operations have not commenced.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

The Company was incorporated on December 10, 2007 at which time 300,000 shares of common stock were issued to the Company’s three (3) founders at par value of $.001.

In December 2007, the Company sold 1,000,000 shares of its common stock at $0.10 per share for $100,000.

On December 26, 2007, the Company issued IBEX Minerals, Inc. 200,000 shares of restricted common stock valued at $20,000, estimated fair value at the date of acquisition, in connection with the acquisition of the three (3) patented mining claims.

On June 11, 2009, the Company sold 185,200 shares of common stock for cash at $0.25 per share for a total of $ 46,300.

On June 12, 2009, the Company issued an aggregate of 14,800 shares of common stock valued at $0.25 per share in lieu of payment of $3,700 indebted to its President and CEO and an unrelated third party vendor.

Stock option plan

The Company’s board of directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007.  The 2007 Plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued or outstanding under the 2007 Plan as of June 30, 2009 or 2008.

NOTE 6 – INCOME TAXES

Deferred tax assets

At June 30, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $143,252 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $48,706 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $48,706.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $22,011 and $26,695 for the year ended June 30, 2009 and for the period from December 10, 2007 (Inception) through June 30, 2008, respectively.

Components of deferred tax assets at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$48,706	26,695
Less valuation allowance	(48,706)	(26,695)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended June 30, 2009	For the Period from December 10, 2007 (inception) through June 30, 2008

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)
Effective income tax rate	0.0%	0.0%

NOTE 7 – RELATED PARTY TRANSACTION

Office space and secretarial services

The Company has been provided office space and secretarial services by its Chief Executive Officer at $200 per month. The Company paid $2,400 and $1,200 for the fiscal year ended June 30, 2009 and for the period from December 10, 2007 (inception) through June 30, 2008, respectively.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date but before financial statements are available to be issued to determine if they must be reported.

On July 1, 2009, the Company issued 50,000 unregistered shares of its common stock to Triax Capital Management, Inc. in exchange for (i) consulting services and (ii) $5,000 in cash, valued at $0.25 per share or $ 12,500 in aggregate, the fair value of the common shares at July 1, 2009 (the date of the issuance).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting-Guidance for Smaller Public Companies.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of June 30, 2009 because fundamental elements of an effective control environment were not present as of June 30, 2009, including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our board of directors as we have not established an audit committee and our full board has not been adequately performing those functions.  There exists a complete overlap between management and our board of directors, with all three of our directors being members of management.  Specifically, we do not currently have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all of the members of our board of directors.  Additionally, due to insufficient staffing and lack of full-time personnel, it has not been possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) is adequately analyzed and reviewed on a timely basis to detect misstatements.

Based on this assessment and the material weakness described above, management has concluded that internal control over financial reporting was not effective as of June 30, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

We intend to take the following steps as soon as practicable to remediate the material weakness we identified as follows:

-

We will segregate incompatible functions using existing personnel where possible or, given sufficient capital resources, we will hire additional personnel to perform those functions.

-

To the extent we can attract outside directors, we will increase the oversight and review procedures of our board of directors with regard to financial reporting, financial reporting processes and procedures and internal control procedures.

-

To the extent we can attract outside directors, we will nominate an audit committee to review and assist the board with its oversight responsibilities.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information, as of August 1, 2009, with respect to our sole officers and directors:

Name and Address	Age	Positions
Scott Wetzel 25 West Cataldo, Suite A Spokane, WA 99202	43	President, Chief Executive Officer, and Director
Ted Wagner 25 West Cataldo, Suite A Spokane, WA 99202	51	Vice President, Director
Raymond Kuh 25 West Cataldo, Suite A Spokane, WA 99202	34	Chief Financial Officer, Secretary, Treasurer and Director

Scott Wetzel has held the positions of President and director since inception. These individuals are expected to hold said offices/positions until the next annual meeting of our stockholders.

BACKGROUND OF OFFICERS AND DIRECTORS:

Scott Wetzel, Age 43, President, Chief Executive Officer, and Director.   Scott Wetzel is one of the co-founders of Trevenex Resources, Inc. and has served as the President, CEO and a director since the inception of the Company.  Currently, Mr. Wetzel is the President and CEO of Windermere Services Northwest and has served in that capacity since 2005. Windermere Services is a company that provides franchising services and support in a five state area.  Prior to assuming his role with Windermere Services, Mr. Wetzel was the Co-founder, CEO, President and a director of Contineo Technologies, Inc. a private company organized in 2001.  Contineo Technologies, Inc. is an information technology service provider headquartered in Spokane, Washington.  Contineo serves as a Hosting Service Provider to community banks, regional hospitals and small to medium businesses.  Contineo complements its HSP offering with a portfolio of high value-added professional services, including IT planning, e-Marketing, web application development, infrastructure deployment, network operations, and security.  Contineo has approximately 200 clients in the banking and healthcare industry.   Prior to founding Contineo Technologies, Inc., he was Vice President of Client Services for Zones, Inc. (NASDAQ-ZONS), a national B2B infrastructure and professional services company. Previously, he held the position of President of Historical Autographs U.S.A. Inc. and Vice President, Western Region, for eNucleus, Inc. (NASDAQ-ENCS), a single-source technology solutions company that offered remote application hosting services, telecommunication provisioning and internet access, strategic IT consulting, infrastructure design and integration.  In addition, Wetzel was President and Co-founder of Innovative Technology Solutions, Inc. (ITS), a multi-million dollar MicroAge corporate sales and services organization and later sold ITS to eNucleus, Inc.  He obtained a Bachelor of Arts Degree in Psychology from Whitworth College in 1989.

Ted Wagner, Age 51, Vice President and Director.  Mr. Wagner graduated from Washington State University in 1993 with a Bachelor of Science degree in Mechanical Engineering.  He was then employed at Johnson Matthey, a manufacture of high purity metals used in the manufacture of computer chips.  In 1994, be began working for RAHCO International, Inc., a custom mining and manufacturer.  While at RACHO, Mr. Wagner developed equipment systems for some of the largest surface mines in the world, including properties operated by BHP-Billiton, Codelco and Phelps-Dodge.  As part of the supply and manufacturer of these integrated systems, he assisted in the management and coordination of several subcontractors and manufacturer, such as Thyssen-Krupp and MAN-Takraf, as well as several major fabrication shops in North and South America.  Mr. Wagner has hands on experience in most aspects of the mining business, both surface and underground operations.  He was one of the primary engineers on the Cananea, Mexico copper project where RAHCO was commissioned to design and manufacture all mobile mining equipment and conveyor systems.  In 1999, he was appointed Senior Applications Engineer for RACHO, integrating different bulk material handling methods and systems to solve complex material handling problems for clients on a global basis.  In 2004, he was selected as the lead engineer for the mobile material handling systems on the copper heap leach pad at the Chuquicamata Mina Sur project in Chile.   In April of 2007 RACHO was purchase by FLSmidth Minerals as large Danish company.  The company name is now FLSmidth RAHCO and Mr. Wagner is still the Senior Application Engineer.

Raymond Kuh, age 34, Chief Financial Officer, Secretary/Treasurer and Director.  Raymond J. Kuh is currently engaged in the business of providing specialized language services, translation and interpretation primarily in the area of legal contracts.  He earned a Bachelor of Arts Degree in English Philology from Gonzaga University, Spokane, Washington in (August 1992  May 1996). Subsequently, Mr. Kuh has continued to further his training, skills and competence.  Via Eastern Washington University (January through  June 1997), he moved to Guadalajara Mexico and completed a 6 month intensive Spanish immersion program; In 2006, in Barcelona, Spain, he completed the Spanish Official Language School’s (Escuela Oficial de Idiomas) Level 4 Advanced Spanish course, earning a Notable distinction; and, in 2007, he successfully completed all modules in a course entitled Introduction to Translation offered by International House World Organization, Barcelona, Spain.  In 1999 he organized and formed the Historical Autographs U.S.A., Inc. and was the President and Director of the company until it merged with Arbios Systems, Inc. in 2003.  From July 1997 to November of 2004, Mr. Kuh was employed by Walsh & Associates of Spokane, Washington, a law firm specializing in patent, trademark, copyright and other intellectual property law.  During this time, Mr. Kuh ascended to the position of Operations Manager, whereby he managed business activities and staff of three.

There are no family relationships between any of the directors and executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent, or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

 B. Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  We have no knowledge that, as of the date of this filing, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3, Form 4 current report, or an annual Form 5 in a timely manner.

We adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers in July 2008.  We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing the request addressed to our Chief Executive Officer and President, Scott Wetzel, at the address of our executive offices at 25 West Cataldo, Suite A, Spokane, Washington 99202 or by faxing such a request to (509) 468-3203.

Audit Committee and Audit Committee Financial Expert

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.  As we are an exploration stage company with no revenues from operations, no employees, and relatively simple financial statements, as of June 30, 2009, we had not constituted any board committees.  In July 2008, we adopted charters for an Audit Committee, a Compensation Committee, and a Corporate Governance and Directors Nominating Committee, but will not have these committees until we have the resources to do so.  We do not have an audit committee financial expert who is an outside director. As our business grows and our financial statements become more complicated, we intend to seek an outside director who can qualify as an audit committee financial expert.

ITEM 11.   EXECUTIVE COMPENSATION

The table below sets forth the aggregate annual and long-term compensation paid by us during our fiscal year ended June 30, 2009 and for the period from December 10, 2007 (inception) through June 30, 2008 to our Chief Executive Officer (collectively the “Named Executive Officer”).

A.  Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Wetzel, President, CEO, Director	2009	0	0	0	0	0	0	2,400	2,400
	2008	0	0	0	0	0	0	1,200	1,200

B. Narrative Disclosure to Summary Compensation Table

Scott Wetzel has not entered into formal written employment agreements with Trevenex.  From January 1, 2008 to June 30, 2009 Scott Wetzel was to be compensated in the amount of $200 per month for providing office space, phones and secretarial services to the company pursuant to a lease agreement.  During the period from July 2008 to June 2009 the lease payments were accrued.  Of the $2,400 debt accrued on the lease, $2,200 of which was converted into 8,800 shares of common stock in June 2009 at $0.25 per share, leaving an account payable to Scott Wetzel under the lease agreement of $200 at June 30, 2009.

Currently, none of our officers are being compensated for their services during the exploration stage of our business operations.  We have not paid any salaries during our fiscal year ended June 30, 2009 or for the period from December 10, 2007 (inception) through June 30, 2008, and we do not anticipate paying any salaries at any time for the remainder of calendar year 2009.  We will not begin paying salaries until we have adequate funds to do so.  To date, no bonus or option compensation has been granted to our Named Executive Officer.

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

D.  Compensation of Directors

None of our directors receive any compensation for serving as such.  During the fiscal year ended June 30, 2009, there were no other arrangements between us and our directors that resulted in our compensating any of our directors for any services provided to us by them as directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known by us with respect to the beneficial ownership of our common stock as of August 1, 2009, by (i) each person who is known by us to own beneficially more than 5% of common stock, (ii) each of the Named Executive Officers (see the section above entitled “Executive Compensation”), (iii) each of our directors and (iv) all of our current officers and directors as a group. Except as otherwise listed below, the address of each of the listed beneficial owners identified above is: 25 West Cataldo, Suite A, Spokane, WA 99202.

The percentage of shares beneficially owned is based on 1,700,000 shares of common stock outstanding as of June 30, 2009. Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of August 1, 2009 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Since no options, warrants, or other convertible securities are outstanding as of August 1, 2009, none of the beneficial owners listed below has the right to acquire, within 60 days of August 1, 2009, any shares pursuant to such convertible securities and the share ownership numbers include only common stock currently owned and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Manuel Graiwer, Esq. 550 Chalette Dr. Beverly Hills, CA 90210	140,000	8.24%
Scott Wetzel, President & CEO, Dir. (1)	108,800	6.4%
Ted Wagner, Vice President, Dir. (2)	100,000	5.88%
Raymond Kuh, CFO, Sec., Treas., Dir (3)	100,000	5.88%
Joseph Edington 702 E. Edenderry Ct. Spokane, WA 99223	100,000	5.88%
Marisa Graiwer 943 16th St. Santa Monica, CA 90403	100,000	5.88%
Kenneth Graiwer 14963 Greenleaf St. Sherman Oaks, CA 91403	100,000	5.88%
Livorno Latin America Scharlooweg 61 Wilemstad, Curacao	100,000	5.88%
Craig Sanders P.O. Box 30518 Spokane, WA 99223	100,000	5.88%
Chris Wetzel 909 E. Golden Ct. Spokane, WA 99208	100,000	5.88%
Toni Feldmeier Fraunried 3 Irshenberg, Germany 83737	100,000	5.88%
All officers and directors as a group (3 persons) (4)	308,800	18.2%

(1)	Scott Wetzel, President and Chief Executive Officer, director. The holdings of Scott Wetzel include 108,800 shares of common stock
(2)	Ted Wagner, Vice President, director. The holdings of Mr. Wagner include 100,000 shares of common stock.
(3)	Raymond Kuh, Chief Financial Officer, Treasurer, Secretary, director. The holdings of Mr. Kuh include 100,000 shares of common stock.
(4)	The holdings of the executive officers and directors as a group include an aggregate of 308,800 shares of common stock, and no option shares.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2009.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In December 2007, we issued a total of 300,000 shares of restricted common stock to our three founders.  We issued 100,000 shares each to Scott Wetzel, Raymond Kuh and Ted Wagner for a total consideration of $.001 per share or $100 each, $300 in aggregate, to our then directors and officers.

In January 2008, we entered into a Lease Agreement with Scott Wetzel, our President and CEO under which we agreed to pay Mr. Wetzel $200 per month for providing office space, phones and secretarial services at our corporate premises at 25 West Cataldo, Suite A, Spokane, WA 99201 for a one year term.  In January 2009, the lease agreement was extended on a month-to-month basis that could be cancelled by either party at any time.  From January 1, 2008 to June 30, 2008 Scott Wetzel was compensated in cash under the lease terms.  During the period from July 2008 to June 2009 the lease payments were accrued.  Of the $2,400 debt accrued on the lease, $2,200 of which was converted into 8,800 shares of common stock in June 2009 at $0.25 per share, leaving an account payable to Scott Wetzel under the lease agreement of $200 at June 30, 2009.

On June 11, 2009, we entered into Debt Conversion to Shares of Restricted Common Stock agreements under which Scott Wetzel, the CEO and President of Trevenex, converted $2,200 of debt into an aggregate of 8,800 shares of common stock at $0.25 per share.  Achieve Publishing Group, which has provided EDGAR filing services to Trevenex, also converted $1,500 accounts payable into 6,000 shares of our common stock at the $0.25 per share.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended June 30, 2008 and 2009, are set forth in the table below:

Fee Category	Year ended June 30, 2008	Year ended June 30, 2009
Audit fees (1)	$14,774	$41,568
Audit-related fees (2)	0	0
Tax fees (3)	$0	$0
All other fees (4)	2,154	1,971
Total fees	$16,928	$43,539

(1)

“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)	“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning.
(4)	“All other fees” consists of fees billed for all other services, such as review of our registration statement on Form S-1 and EDGAR filing expenses.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee.  Our Board of Directors (in lieu of an audit committee) pre-approves the engagement of our principal independent accountants to provide audit and non-audit services Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimus standards.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Trevenex Resources, Inc.(1)

3.2	3.2	Bylaws of Trevenex Resources, Inc.(1)

10.1	10.1	Option to Purchase Property Agreement between IBEX Minerals, Inc. and Scott Wetzel dated November 1, 2007 (1)

10.2	10.2	Assignment of Option to Purchase Property Dated December 14, 2007 (1)

10.3	10.3	Form of Subscription Agreement (1)

10.4	10.4	2007 Non-Qualified Stock Option and Stock Appreciation Right Plan Dated December 10, 2007 (1)

10.5	10.5	Geological Report from Minex Exploration, Inc. dated May 2008 (1)

10.6	10.6	Renewed Lease agreement between Trevenex Resources and Scott Wetzel dated January 1, 2009 (3)

10.7	10.7	Corporate Governance and Director’s Nominating Committee Charter (2)

10.8	10.8	Compensation Committee Charter (2)

10.9	10.9	Audit Committee Charter (2)

10.10	10.10	Corporate Governance Guidelines (2)

10.11	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 15, 2009)

10.12	10.2	Form of Debt Conversion to Shares of Restricted Common Stock (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 15, 2009)

13.1	13.1	Quarterly report on Form 10-Q for period ended September 30, 2008 (file no. 000-53493) filed on March 3, 2009

13.2	13.2	Quarterly report on Form 10-Q for period ended December 31, 2008 (file no. 000-53493) filed on February 13, 2009

13.3	13.3	Quarterly report on Form 10-Q for period ended March 31, 200 (file no. 000-53493) filed on May 15, 2009.

14.1	14.1	Code of Business Conduct and Ethics (2)

14.2	14.2	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (2)

23.2	5.1	Opinion on Legality of Registration Statement (1)

31.1	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)

31.2	31.2	Rule 13a-14/15d-14 Certification of Chief Financial Officer (3)

32.1	32.1	Section 1350 Certifications (3)

(1)	Filed as an exhibit, numbered as indicated above, to the Registration Statement on Form S-1 (file no. 333-130696) filed on July 7, 2008, which exhibit is incorporated herein by reference.
(2)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152358) filed on September 30, 2008, which exhibit is incorporated herein by reference.
(3)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009	TREVENEX RESOURCES, INC.

	By:	/s/ Scott Wetzel
Name: Scott Wetzel
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott Wetzel	President & CEO (principal executive	August 7, 2009
Scott Wetzel	officer), member of the Board of Directors
/s/ Raymond Kuh Raymond Kuh	CFO, Secretary, Treasurer (principal financial or accounting officer), member of the board of directors	August 7, 2009
/s/ Ted Wagner Ted Wagner	Vice President, member of the Board of Directors	August 7, 2009