Form 10-Q
period 2009-09-30
TREVENEX RESOURCES INC
filed 2009-10-26
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

Yes [X]  No [  ]

On October 26, 2009, 1,750,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trevenex Resources, Inc.

 (An Exploration Stage Company)

September 30, 2009 and 2008

Index to Consolidated Financial Statements

CONTENTS	Page
Consolidated Balance Sheets at September 30, 2009 (Unaudited) and June 30, 2009	4
Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and 2008 and for the Period from December 10, 2007 (Inception) through September 30, 2009 (Unaudited)...	5
Consolidated Statement of Stockholders’ Equity for the Period from December 10, 2007 (Inception) through September 30, 2009 (Unaudited)...	6
Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009and 2008, and for the Period from December 10, 2007 (Inception) through September 30, 2009 (Unaudited)	7
Notes to the Interim Consolidated Financial Statements (Unaudited)	8-16

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$342	$60

Total Current Assets	342	60

MINING CLAIMS	40,000	40,000

Total Assets	$40,342	$40,060

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,528	$7,612
Accrued expenses	2,900	5,400
Note payable	500	-

Total Current Liabilities	25,928	13,012

STOCKHOLDERS' EQUITY:
Preferred stock at $.001 par value:
10,000,000 shares authorized no shares issued or outstanding
Common stock at $0.001 par value:
100,000,000 shares authorized, 1,750,000 and 1,700,000 shares issued and outstanding, respectively	1,750	1,700
Additional paid-in capital	181,050	168,600
Deficit accumulated during the exploration stage	(168,386)	(143,252)

Total Stockholders' Equity	14,414	27,048

Total Liabilities and Stockholders' Equity	$40,342	$40,060

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months	For the Three Months	December 10, 2007
	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$24,275	$28,214	$121,127
Unpatented claims location cost	-	-	34,354
Rent expense - related party	600	600	4,200
General and administrative expenses	259	55	8,705

Total operating expenses	25,134	28,869	168,386

LOSS FROM OPERATIONS	(25,134)	(28,869)	(168,386)

LOSS BEFORE TAXES	(25,134)	(28,869)	(168,386)

INCOME TAXES	-	-	-

NET LOSS	$(25,134)	$(28,869)	$(168,386)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.02)	$(0.11)

Weighted Common Shares Outstanding -
basic and diluted	1,750,000	1,500,000	1,543,182

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 10, 2007 (Inception) through September 30, 2009
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity

Balance, December 10, 2007 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders at par	300,000	300	-		300

Issuance of common stock for cash
in December 2007 at $0.10 per share	1,000,000	1,000	99,000		100,000

Issuance of common stock associated with
the acquisition of mining claims
on December 26, 2007 valued at
$0.10 per share	200,000	200	19,800		20,000

Net loss				(78,516)	(78,516)

Balance, June 30, 2008	1,500,000	1,500	118,800	(78,516)	41,784

Issuance of common stock for cash
on June 11, 2009 at $0.25 per share	185,200	185	46,115		46,300

Issurance of common stock for conversion
of accounts payable on June 12, 2009
at $0.25 per share	14,800	15	3,685		3,700

Net loss				(64,736)	(64,736)

Balance, June 30, 2009	1,700,000	1,700	168,600	(143,252)	27,048

Issuance of common stock for cash and
consulting on July 1, 2009 at
$0.25 per share	50,000	50	12,450		12,500

Net loss				(25,134)	(25,134)

Balance, September 30, 2009	1,750,000	$1,750	$181,050	$(168,386)	$14,414

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			For the Period from
	For the Three Months	For the Three Months	December 10, 2007
	Ended	Ended	(Inception) through
	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,134)	$(28,869)	$(168,386)

Adjustments to reconcile net loss to net cash
used in operating activities
Common shares issued for services	7,500	-	7,500
Changes in operating assets and liabilities:
Accounts payable	14,916	3,465	26,228
Accrued expenses	(2,500)	11,313	2,900

NET CASH USED IN OPERATING ACTIVITIES	(5,218)	(14,091)	(131,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining claims	-	-	(20,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) related parties
Note payable	500	-	500
Sale of common stock	5,000	-	151,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,500	-	152,100

NET CHANGE IN CASH	282	(14,091)	342
Cash at beginning of period	60	14,462	-
Cash at end of period	$342	$371	$342

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$	$-	$-

NON-CASH INVESTING AND FINANCING
ACTIVITES:
Issuance of shares associated with
the acquisition of mining claims	$-	$-	$20,000
Issuance of common stock for conversion of
Accounts payable	$-	$-	$3,700
Issuance of common stock for consulting
services	$7,500	$-	$7,500

See accompanying notes to the financial statements.

Trevenex Resources, Inc.

(An Exploration Stage Company)

September 30, 2009 and 2008

Notes to the Consolidated Financial Statements

(Unaudited)

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

On September 1, 2009, the Company formed a wholly owned subsidiary, Trevenex Acquisitions, Inc. under the laws of the State of Nevada. Trevenex Acquisitions, Inc. is currently inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed on August 7, 2009.

The consolidated financial statements include all the accounts of the Company as of September 30, 2009 and 2008 and for the interim periods then ended.  Trevenex Acquisitions, Inc. is included as of September 30, 2009 and for the period from September 1, 2009 (inception) through September 30, 2009.  All inter-company balances and transactions have been eliminated.

Exploration stage company

The Company is an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Fiscal year end

The Company elected June 30 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Mineral property and related mineral rights - quartz load mining claims

The Company follows topic 930 and subtopic 720-15 of the FASB Accounting Standards Codification for its mineral property and related mineral rights - quartz load mining claims.  Mineral property and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  Exploration costs, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include mineral property and related mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009, 2008 or for the period from December 10, 2007 (inception) through September 30, 2009.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”)..  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 19, 2009.  Commencing with its annual report for the year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

-of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

-of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

-of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage of $168,386 at September 30, 2009 and had a net loss and cash used in operations of $25,134 and $5,218 for the interim period ended September 30, 2009, respectively, with no revenues since inception.

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

The Bayhorse mining property is located approximately 6.5 miles northeast of the community of Huntington Oregon, in sections 8,9,16,17,19,20 and 21, T. 13 S., R. 45 E., Willamette Meridian in the County of Baker, State of Oregon. The registered mining claims are summarized below:

Patented mining claims	Mineral Certificate No., designated by the Surveyor General as Lot No.

BAY HORSE QUARTZ LODE MINING CLAIM	Mineral Certificate No. 67, designated by the Surveyor General as Lot No. 37
O.K. CONSOLIDATED QUARTZ LODE MINING CLAIM	Mineral Certificate No. 3, designated by the Surveyor General as Lot No. 301
RAPID QUARTZ LODE MINING CLAIM CLAIM	Mineral Certificate No. 2, designated by the Surveyor General as Lot No. 300

Unpatented mining claims	OMC #

BH1 through BH66	163188 through 163253

Depletion expense

The Company did not record depletion of mineral properties as it has not started to explore its mining claims.  Depletion expense for the next five (5) fiscal years is undeterminable as the Company is still an exploration stage company and its planned principal operations have not commenced.

NOTE 5 – NOTE PAYABLE

Note payable at September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
Note payable to a non-financial entity, with interest at 6.00% per annum, with principal and interest due February 14, 2010	$500	$-

	$500	$-

NOTE 6 – STOCKHOLDERS’ EQUITY

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

On July 1, 2009, the Company sold 50,000 shares of common stock at $0.25 per share for (i) $5,000 in cash and (ii) $7,500 of management consulting services, or $12,500 consideration in aggregate.

Stock option plan

The Company’s board of directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007.  The 2007 Plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued or outstanding under the 2007 Plan as of September 30, 2009 or 2008.

NOTE 7 – RELATED PARTY TRANSACTIONS

Office space and secretarial services

The Company has been provided office space and secretarial services by its Chief Executive Officer at $200 per month.  The Company paid $600 for the interim periods ended September 30, 2009 and 2008.

NOTE 8 – OPTION AGREEMENT

On September 25, 2009, Sunway Technology Development Ltd. (“STD”) entered into a Share Exchange Option Agreement with the Company, whereby STD has the option to undertake a Share Exchange and Reorganization Agreement with the Company to exchange 90,690 shares of the issued and outstanding shares of common stock of DigitalApps Technologies Sdn, Bhd (“DAT”), a Malaysian Company held by STD, in exchange for the Company issuing 10,833,333 shares of restricted common stock to STD.  The 10,833,333 shares subject to the option represent 86.09% of the issued and outstanding shares of common stock of the Company upon issuance and the 90,690 shares of DAT represent 90.69% of the DAT issued and outstanding shares of common stock.  The

90,690 shares of the DAT stock will be registered in the name of Trevenex Acquisitions, Inc., a wholly owned Nevada subsidiary of the Company.  The exercise of the option will occur pursuant to a Share Exchange and Reorganization Agreement to be entered into by the Company, Trevenex Acquisitions, Inc., STD and DAT prior to October 31, 2009.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through October 26, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Exploration Stage Company

We are an exploration stage company that is primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon. Trevenex was organized under the laws of the State of Nevada on December 10, 2007 to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  The Bayhorse Silver Mine has historically produced silver, copper, lead, zinc, and antimony in a diverse zone of mineralization, which in management’s opinion warrants continued investigation and exploration.  The Bayhorse Property comprises 3 patented mineral claims and 66 unpatented claims, BH 1-66, which surround the patented mining claims and collectively there are a total of approximately 1,365 acres which make up the property.

Our success depends upon finding minerals on the Bayhorse Property. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we have raised additional funds through debt or equity financing .

The Bayhorse property is undeveloped raw land.  We intend to implement an exploration program which consists of core sampling.  Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth.  Our geological consultants will determine where drilling will occur on the property.  The samples will be tested to determine if mineralized material is located on the property.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin.  Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property.  We intend to take our core samples to analytical chemists, geochemists and registered assayers.  If mineralized material is found on the property, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We cannot predict what that will be until we find minerals.  Exploration and surveying has not been initiated and will not be initiated until we raise additional funds, as we currently do not have the funds to start exploration.  Once we have raised additional funds, we intend to start exploration operations.  If we don’t find minerals or we cannot remove minerals, either because we do not have the funds to do it or because it is not economically feasible to do it, we will cease operations.

Our management is searching for a strategic partner to fund the first phase of exploration or as an alternative, evaluating the feasibility of engaging in a capital formation program to raise equity or debt capital to undertake the first phase of exploration.  To fund our planned exploration program we will need to raise a minimum of $420,000.

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

Financial Condition and Changes in Financial Condition

We had no revenues in the quarter ended September 30, 2009.

Net cash used for operating activities for the three months ended September 30, 2009, totaled $25,134.  We incurred various costs associated with the operational and corporate activities during that three month period.  Legal and professional fees of $24,275 were incurred for services performed with respect to the filing of our 10-K annual report, and other reporting costs.  We incurred no expenses related to geological studies, fieldwork, site visits, preparation, or mining permit applications and consulting fees.

Liquidity and Capital Resources

Since inception, our main cash source has been the sale of our equity securities. Upon inception, we issued 100,000 shares of common stock to two (2) directors for $100 each and 100,000 shares to our founder for $100.  We also issued 200,000 shares in connection with the purchase of three (3) patented mining claims located in Baker County, Oregon.  In December 2007, we completed an offering of 1,000,000 shares of our common stock to 43 individuals for a consideration of $100,000.  The offering was made pursuant to the exemption from registration contained in Rule 504 of Regulation D under the Securities Act.  On June 11, 2009, we entered into definitive agreements relating to the private placement of 185,200 shares of our common stock at $0.25 per share, or $46,300 in aggregate, and in June of 2009 our debt holders converted $3,700 of accounts payable into an aggregate of 14,800 shares of common stock at $0.25 per share.  On July 1, 2009, we issued 50,000 unregistered shares of common stock, par value $0.001, in exchange for consulting services and $5,000 cash.  Trevenex sold these restricted shares to further capitalize the company in order to pay operating expenses and to execute its business plan. We have exhausted proceeds from these sales due to substantial payment of accounts payable.  Marycliff Investment Corp. loaned Trevenex $500 on August 14, 2009, at 6% interest per annum that matures on February 14, 2010.

We used most of the proceeds from our private placements since inception to acquire three patented mining claims and pay expenses related to becoming a public company.  See a description of our proposed exploration program in the business section of this report.  Due to our lack of working capital, we have not been able to initiate any exploration on our property.  Currently, we have no financing plans.

As of September 30, 2009, our assets totaled $40,342, which consisted primarily of three patented mineral claims which are owned by our company and 66 unpatented mining claims.  We had cash assets as of September 30, 2009, of $342 as compared to $60 as of June 30, 2009.  Our total current liabilities were $25,928 which consisted of accounts payable, accrued expenses, and a $500 note payable.   We had negative working capital at September 30, 2009.

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

We do not have sufficient capital to carry on operations past November 2009.  We are pursuing potential equity financing, sub-licensing, and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  Our long term capital requirements will depend on many factors, including reporting company costs and public relations fees, among others.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond November 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

Share Exchange Option Agreement

On September 25, 2009, we entered into a Share Exchange Option Agreement, with Sunway Technology Development Ltd. (“STD”) whereby STD has the option to undertake a Share Exchange and Reorganization Agreement with us, to exchange 90,690 shares of the issued and outstanding shares of common stock of DigitalApps Technologies Sdn, Bhd (“DAT”), a Malaysian Company held by STD, in exchange for our issuing 10,833,333 shares of restricted common stock to STD.  The 10,833,333 shares subject to the option will represent 86.09% of the issued and outstanding shares of our common stock when issued and the 90,690 shares of DAT represent 90.69% of the DAT issued and outstanding shares of common stock.  The 90,690 shares of the DAT stock will be registered in the name of Trevenex Acquisitions, Inc., our wholly owned Nevada subsidiary.  The exercise of the option will occur pursuant to a Share Exchange and Reorganization Agreement to be entered into by Trevenex Acquisitions, Inc., STD , DAT and us prior to October 31, 2009.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended September 30, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2009, we issued 50,000 unregistered shares of common stock, par value $0.001 at $0.25 per share, to Triax Capital Management, Inc. in exchange for consulting services of $7,500 and $5,000 in cash.  We sold these restricted shares to further capitalize the company in order to pay operating expenses and to execute its business plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	SEC Report Reference Number	Description of Exhibit

3.1	3.1	Articles of Incorporation of Registrant(1)

3.2	3.2	Bylaws of Registrant(1)

4.1	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 15, 2009)

4.2	10.2	Form of Debt Conversion to Shares of Restricted Common Stock (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 15, 2009)

4.3	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 1, 2009)

10.1		Promissory Note to Marycliff Investment, Inc. dated August 14, 2009

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

Trevenex Resources, Inc.

October 26, 2009	By:	/s/ Scott Wetzel
Scott Wetzel President and Chief Executive Officer (Principal Executive Officer)

October 26, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)