Form 10-Q/A
period 2009-09-30
TREVENEX RESOURCES INC
filed 2009-10-27
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-Q/A1 contains amendments to  Item 4 Controls and Procedures on page 18.

TABLE OF CONTENTS

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

Our success depends upon finding minerals on the Bayhorse Property. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we have raised additional funds through debt or equity financing.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on August 7, 2009 still exist, and therefore our disclosure controls and procedures were not effective as of September 30, 2009.

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