Form 10-Q
period 2009-12-31
TREVENEX RESOURCES INC
filed 2010-01-25
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2009

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

Yes [X]  No [  ]

On January 25, 2010, 1,750,000 shares of the registrant's common stock, par value $.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Trevenex Resources, Inc.

 (An Exploration Stage Company)

December 31, 2009 and 2008

Index to Consolidated Financial Statements

CONTENTS	Page
Consolidated Balance Sheets at December 31, 2009 (Unaudited) and June 30, 2009	4
Consolidated Statements of Operations for the Six Months Ended December 31, 2009 and 2008 and for the Period from December 10, 2007 (Inception) through December 31, 2009 (Unaudited)...	5
Consolidated Statement of Stockholders’ Equity for the Period from December 10, 2007 (Inception) through December 31, 2009 (Unaudited)...	6
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008, and for the Period from December 10, 2007 (Inception) through December 31, 2009 (Unaudited)	7
Notes to the Interim Consolidated Financial Statements (Unaudited)	8-15

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$367	$60

Total Current Assets	367	60

MINING CLAIMS	40,000	40,000

Total Assets	$40,367	$40,060

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,867	$7,612
Accrued expenses	2,300	5,400
Accrued interest	107	-
Notes payable	20,000	-

Total Current Liabilities	38,274	13,012

STOCKHOLDERS' EQUITY:
Preferred stock at $.001 par value: 10,000,000 shares authorized no shares issued or outstanding
Common stock at $0.001 par value: 100,000,000 shares authorized,
1,750,000 and 1,700,000 shares issued and outstanding, respectively	1,750	1,700
Additional paid-in capital	181,050	168,600
Deficit accumulated during the exploration stage	(180,707)	(143,252)

Total Stockholders' Equity	2,093	27,048

Total Liabilities and Stockholders' Equity	$40,367	$40,060

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	December 10, 2007 (Inception)
	Ended	Ended	Ended	Ended	through
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$9,718	$10,944	$33,993	$39,157	$130,845
Unpatented claims location cost	-	-	-	-	34,354
Rent expense - related party	600	600	1,200	1,200	4,800
Advertising	1,610	-	1,610	-	4,110
General and administrative expenses	287	220	545	276	6,491

Total operating expenses	12,215	11,764	37,348	40,633	180,600

LOSS FROM OPERATIONS	(12,215)	(11,764)	(37,348)	(40,633)	(180,600)

OTHER EXPENSE:
Interest expense	(107)	-	(107)	-	(107)

Total other expense	(107)	-	(107)	-	(107)

LOSS BEFORE TAXES	(12,322)	(11,764)	(37,455)	(40,633)	(180,707)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(12,322)	$(11,764)	$(37,455)	$(40,633)	$(180,707)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.01)	$(0.02)	$(0.03)	$(0.12)

Weighted Common Shares Outstanding -
basic and diluted	1,750,000	1,500,000	1,750,000	1,500,000	1,568,000

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from December 10, 2007 (Inception) through December 31, 2009
(Unaudited)

	Common Stock, $0.001 Par Value		Additional	Deficit accumulated	Total
	Number of		Paid-in	During the	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity

Balance, December 10, 2007 (inception)	-	$-	$-	$-	$-

Issuance of common stock to founders at par	300,000	300	-		300

Issuance of common stock for cash
in December 2007 at $0.10 per share	1,000,000	1,000	99,000		100,000

Issuance of common stock associated with
the acquisition of mining claims
on December 26, 2007 valued at $0.10 per share	200,000	200	19,800		20,000

Net loss				(78,516)	(78,516)

Balance, June 30, 2008	1,500,000	1,500	118,800	(78,516)	41,784

Issuance of common stock for cash
on June 11, 2009 at $0.25 per share	185,200	185	46,115		46,300

Issuance of common stock for
conversion of accounts payable on June 12, 2009 at $0.25 per share	14,800	15	3,685		3,700

Net loss				(64,736)	(64,736)

Balance, June 30, 2009	1,700,000	1,700	168,600	(143,252)	27,048

Issuance of common stock for cash
and consulting on July 1, 2009 at $0.25 per share	50,000	50	12,450		12,500

Net loss				(37,455)	(37,455)

Balance, December 31, 2009	1,750,000	$1,750	$181,050	$(180,707)	$2,093

See accompanying notes to the financial statements.

TREVENEX RESOURCES, INC
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Six Months	For the Six Months	December 10, 2007
	Ended	Ended	(Inception) through
	December 31, 2009	December 31, 2008	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,455)	$(40,633)	$(180,707)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accounts payable	8,255	23,126	15,867
Accrued expenses	(3,100)	3,416	2,300
Accrued interest	107	-	107

NET CASH USED IN OPERATING ACTIVITIES	(32,193)	(14,091)	(162,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mining claims	-	-	(40,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable	20,000	-	20,000
Sale of common stock	12,500	-	182,800

NET CASH PROVIDED BY FINANCING ACTIVITIES	32,500	-	202,800

NET CHANGE IN CASH	307	(14,091)	367

Cash at beginning of period	60	14,462	-
Cash at end of period	$367	$371	$367

SUPPLEMENTAL DISCLOSURE OF
CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING
ACTIVITES:
Issuance of shares associated with
the acquisition of mining claims	$-	$-	$20,000
Issurance of common stock for conversion of
accounts payable	$-	$-	$3,700
Issuance of common stock for consulting
services	$7,500	$-	$7,500

See accompanying notes to the financial statements.

Trevenex Resources, Inc.

(An Exploration Stage Company)

December 31, 2009 and 2008

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

Formation of Trevenex Acquisitions, Inc.

On September 1, 2009, the Company formed a wholly owned subsidiary, Trevenex Acquisitions, Inc. under the laws of the State of Nevada. Trevenex Acquisitions, Inc. is currently inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2009 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed on August 7, 2009.

The consolidated financial statements include all the accounts of the Company as of December 31, 2009 and 2008 and for the interim periods then ended.  Trevenex Acquisitions, Inc. is included as of December 31, 2009 and for the period from September 1, 2009 (inception) through December 31, 2009.  All inter-company balances and transactions have been eliminated.

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

The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended December 31, 2009, 2008 or for the period from December 10, 2007 (inception) through December 31, 2009.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”)...  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009 or 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the fiscal year ending June 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage of $180,707 at December 31, 2009 and had a net loss and cash used in operations of $37,455 and $32,300 for the interim period ended December 31, 2009, respectively, with no revenues since inception.

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

NOTE 5 – NOTES PAYABLE

Notes payable at December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009

Note payable to a non-financial entity, with interest at 6.00% per annum, with principal and interest due February 14, 2010	$500	$-

Note payable to a non-financial entity, with interest at 7.00% per annum, with principal and interest due March 9, 2010	$17,500	$-

Note payable to an Officer and Director, with interest at 6.00% per annum, with principal and interest due June 7, 2010	$2,000	$-

	$20,000	$-

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

Stock option plan

The Company’s board of directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007.  The 2007 Plan was initiated to encourage and enable officers, directors, consultants, advisors and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the plan.  No options have been issued or outstanding under the 2007 Plan as of December 31, 2009 or 2008.

NOTE 7 – RELATED PARTY TRANSACTIONS

Office space and secretarial services

The Company has been provided office space and secretarial services by its Chief Executive Officer at $200 per month.  The Company paid $1,200 for the interim periods ended December 31, 2009 and 2008.

NOTE 8 – OPTION AGREEMENT

On September 25, 2009, the Company entered into a Sh are Exchange Option Agreement, expiring November 30, 2009, with Sunway Technology Development Ltd. (“STD”), whereby STD has the option to undertake a Share Exchange and Reorganization Agreement with the Company to exchange 90,690 shares out of 100,000 shares of the total issued and outstanding shares of common stock of DigitalApps Technologies Sdn, Bhd, which subsequently changed its name to VyseTech Asia, Sdn, Bhd (“VTA”), a Malaysian Company held by STD, in exchange for the Company issuing 10,833,333 shares of restricted common stock to STD.  The 10,833,333 shares subject to the option represent 86.09% of the issued and outstanding shares of common stock of the Company upon issuance and the 90,690 shares of VTA represent 90.69% of the issued and outstanding shares of common stock of VTA.  On November 30, 2009, the Share Option Agreement was extended to December 31, 2009.  The Share Exchange Option Agreement was not exercised as of December 31, 2009 and expired on January 1, 2010.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of December 31, 2009, through January 15, 2010, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Our success depends upon finding minerals on the Bayhorse Property. This includes a determination by a consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we have raised additional funds through debt or equity financing .

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

Financial Condition and Changes in Financial Condition

We had no revenues in the quarter ended December 31, 2009.

Net cash used for operating activities for the six months ended December 31, 2009, totaled $32,193.  We incurred various costs associated with the operational and corporate activities during that six month period.  Legal and professional fees of $33,993 were incurred for services performed with respect to the filing of our 10-K annual report, and other reporting costs.  We incurred no expenses related to geological studies, fieldwork, site visits, preparation, or mining permit applications and consulting fees.

Liquidity and Capital Resources

Since inception, our main cash source has been the sale of our equity securities. Upon inception, we issued 100,000 shares of common stock to two (2) directors for $100 each and 100,000 shares to our founder for $100.  We also issued 200,000 shares in connection with the purchase of three (3) patented mining claims located in Baker County, Oregon.  In December 2007, we completed an offering of 1,000,000 shares of our common stock to 43 individuals for a consideration of $100,000.  The offering was made pursuant to the exemption from registration contained in Rule 504 of Regulation D under the Securities Act.  On June 11, 2009, we entered into definitive agreements relating to the private placement of 185,200 shares of our common stock at $0.25 per share, or $46,300 in aggregate, and in June of 2009 our debt holders converted $3,700 of accounts payable into an aggregate of 14,800 shares of common stock at $0.25 per share.  On July 1, 2009, we issued 50,000 unregistered shares of common stock, par value $0.001, in exchange for consulting services and $5,000 cash.  Trevenex sold these restricted shares to further capitalize the company in order to pay operating expenses and to execute its business plan. We have exhausted proceeds from these sales due to substantial payment of accounts payable.  Marycliff Investment Corp. loaned the company $500 on August 14, 2009, at 6% interest per annum that matures on February 14, 2010.  Peter Swan Investment-Management, Ltd. loaned Trevenex $17,500 on November 12, 2009, at Seven Percent (7%) per annum for a period of One Hundred Twenty (120) days, which matures on March 9, 2010.  Raymond J. Kuh, an officer and director of the Company loaned $2,000 to the Company on December 7, 2009, at Seven Percent (6%) per annum that matures on June 7, 2010.

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

As of December 31, 2009, our assets totaled $40,367, which consisted primarily of three patented mineral claims which are owned by our company and 66 unpatented mining claims.  We had cash assets as of December 31, 2009, of $367 as compared to $60 as of June 30, 2009.  Our total current liabilities were $38,274 which consisted of accounts payable, accrued expenses, and $20,000 in notes payable.  We had negative working capital at December 31, 2009.

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

We do not have sufficient capital to carry on operations past February 2009.  We will need to raise sufficient capital resources to repay the aggregate principal amount of $20,000 plus accrued interest of three loans payable between mid February 2010 and June 7, 2010.  We are pursuing potential equity financing, sub-licensing, and other collaborative arrangements that may generate additional capital for us.  We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond February 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  Our long term capital requirements will depend on many factors, including reporting company costs and public relations fees, among others.

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

We cannot assure you that we will generate sufficient additional capital or revenues, if any, to fund our operations beyond February 2009, that any future equity financings will be successful, or that other potential financings through bank borrowings, debt or equity offerings, or otherwise, will be available on acceptable terms or at all.  If we are unable to raise additional capital when necessary we will have to curtail or cease operations.

Share Exchange Option Agreement

On September 25, 2009, we entered into a Share Exchange Option Agreement with Sunway Technology Development Ltd. (“STD”) whereby STD had the option to undertake a Share Exchange and Reorganization Agreement with us  to exchange 90,690 shares out of 100,000 shares of the total issued and outstanding shares of common stock of DigitalApps Technologies Sdn, Bhd, which subsequently changed its name to VyseTech Asia, Sdn, Bhd (“VTA”) , a Malaysian Company held by STD, in exchange for the issuance by Trevenex of 10,833,333 shares of restricted common stock to STD.  The 10,833,333 shares subject to the option represent 86.09% of the issued and outstanding shares of our common stock upon issuance and the 90,690 shares of VTA represent 90.69% of the issued and outstanding shares of common stock of VTA.  In preparation for the closing of the share exchange transaction in November 2009 a majority of our stockholders approved resolutions authorizing our management to amend our certificate of incorporation to change our name and to increase the number of shares of common stock we are authorized to issue.  However, since the option was not exercised and expired on January 1, 2010, our management has not amended our certificate of incorporation pending further discussions with STD.  Although the Share Option Agreement has legally expired, management of the Company is engaged in ongoing discussions with STD regarding the acquisition of VTA, issuance of a license of the technology owned by VTA or a possible Joint Venture with VTA with a view towards commercialize the VTA technology in North America.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on August 7, 2009 still exist, and therefore our disclosure controls and procedures were not effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

As of the end of the quarter ended December 31, 2009, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	SEC Report Reference Number	Description of Exhibit

3.1	3.1	Articles of Incorporation of Registrant(1)

3.2	3.2	Bylaws of Registrant(1)

4.1	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493 , filed on May 15, 2009)

4.2	10.2	Form of Debt Conversion to Shares of Restricted Common Stock (incorporated herein by reference to Form 8-K, file no. 000-53493 , filed on May 15, 2009)

4.3	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493 , filed on July 1, 2009)

10.1	10.1	Promissory Note to Peter Swan Investment-Consulting, Ltd. dated November 12, 2009 (incorporated herein by reference to Form 8-K, file no. 000-53493 , filed on November 16, 2009)

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

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

Trevenex Resources, Inc.

January 25, 2009	By:	/s/ Scott Wetzel
Scott Wetzel President and Chief Executive Officer (Principal Executive Officer)

January 25, 2009	By:	/s/ Raymond Kuh
Raymond Kuh Chief Financial Officer, Secretary, Treasurer (Principal Financial and Accounting Officer)