Form 10-Q
period 2010-03-31
TREVENEX RESOURCES INC
filed 2010-05-07
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

Yes [X]  No [  ]

As of May 6, 2010, there were 1,750,000 shares of the Registrant's common stock, par value $0.001 per share, outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Trevenex Resources, Inc. and Subsidiary

 (A Development Stage Company)

March 31, 2010 and 2009

Index to Consolidated Financial Statements

(Unaudited)

CONTENTS	Page
Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009	4
Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2010 and 2009 and Cumulative from inception (December 10, 2007) through March 31,2010	5
Consolidated Statement of Changes in Stockholders’ Equity for the Period from Inception (December 10, 2007) through March 31, 2010	6
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009, and Cumulative from Inception (December 10, 2007) through March 31, 2010	7
Notes to the Consolidated Financial Statements March 31, 2010 and 2009	8 to 18

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF MARCH 31, 2010 AND JUNE 30, 2009
(Unaudited)
ASSETS
	March 31,	June 30,
	2010	2009
Current Assets:
Cash	$ 206	$ 60
Total current assets	206	60
Other Assets:
Mineral properties - Available for sale	74,354	74,354
License Agreement	500,000	-
Less - Accumulated amortization	(2,083)	-
Total other assets	572,271	74,354
Total Assets	$ 572,477	$ 74,414

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$ 21,690	$ 7,612
Accrued liabilities	5,927	5,400
License agreement payable	500,000	-
Due to related party	4,000	-
Notes payable	18,000	-
Total current liabilities	549,617	13,012
Total liabilities	549,617	13,012
Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
no shares issued or outstanding in 2010 and 2009, respectively	-	-
Common stock, par value $0.001 per share, 100,000,000
shares authorized; 1,750,000 and 1,700,000 shares
issued and outstanding in 2010 and 2009, respectively	1,750	1,700
Additional paid-in capital	181,050	168,600
Accumulated (deficit) during the development stage	(159,940)	(108,898)
Total stockholders' equity	22,860	61,402

Total Liabilities and Stockholders' Equity	$ 572,477	$ 74,414

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (DECEMBER 10, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	March 31,		March 31,		From
	2010	2009	2010	2009	Inception

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
Professional fees	5,863	8,332	39,856	47,489	136,708
Rent expense - related party	600	600	1,800	1,800	5,400
Amortization	2,083	-	2,083	-	2,083
Advertising	-	-	1,610	-	1,610
General and administrative expenses – Other	4,621	1,856	5,166	2,132	13,612

Total general and administrative expenses	13,167	10,788	50,515	51,421	159,413

(Loss) from Operations	(13,167)	(10,788)	(50,515)	(51,421)	(159,413)

Other Income (Expense):
Interest expense	420	-	527	-	527

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (13,587)	$ (10,788)	$ (51,042)	$ (51,421)	$ (159,940)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,750,000	1,500,000	1,750,000	1,500,000

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 10, 2007)
THROUGH MARCH 31, 2010
(Unaudited)
				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - December 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued to founders for cash	300,000	300	-	-	300

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000

Common stock issued for acquisition of mining claims	200,000	200	19,800	-	20,000

Net (loss) for the period	-	-	-	(78,516)	(78,516)

Balance - June 30, 2008	1,500,000	1,500	118,800	(78,516)	41,784

Prior period adjustment – Capitalization of claim costs	-	-	-	34,354	34,354

Common stock issued for cash	185,200	185	46,115	-	46,300

Common stock issued for conversion of accounts payable	14,800	15	3,685	-	3,700

Net (loss) for the period	-	-	-	(64,736)	(64,736)

Balance - June 30, 2009	1,700,000	1,700	168,600	(108,898)	61,402

Common stock issued for cash	20,000	20	4,980	-	5,000

Common stock issued for management consulting services	30,000	30	7,470	-	7,500

Net (loss) for the period	-	-	-	(51,042)	(51,042)

Balance -March 31, 2010	1,750,000	$ 1,750	$ 181,050	$ (159,940)	$ 22,860

The accompanying notes to the consolidated financial statements are an integral part of this consolidated statement.

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (DECEMBER 10, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Nine Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$ (51,042)	$ (51,421)	$ (159,940)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	2,083	-	2,083
Common stock issued for consulting services	7,500	-	7,500
Changes in assets and liabilities-
Accounts payable – Trade	14,078	33,382	25,390
Accrued liabilities	527	3,800	5,927
Net Cash (Used in) Operating Activities	(26,854)	(14,239)	(119,040)
Investing Activities:
Mining claims	-	-	(20,000)
Net Cash (Used in) Investing Activities	-	-	(20,000)
Financing Activities:
Proceeds from related parties	4,000	-	4,000
Notes payable	18,000	-	18,000
Issuance of common stock for cash	5,000	-	151,600
Net Cash Provided by Financing Activities	27,000	-	173,600
Net Increase (Decrease) in Cash	146	(14,239)	34,560
Cash - Beginning of Period	60	14,462	-
Cash - End of Period	$ 206	$ 223	$ 34,560
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Information of Noncash Investing and Financing Activities:

On December 26, 2007, the Company issued 200,000 shares of commons stock in acquisition of the 3 mining claims, valued at $20,000.

On June 12, 2009, the Company issued 14,800 shares of common stock valued at $0.25 per share in lieu of payment of $3,700 indebted to its former President and CEO and a third party vendor.

On July 1, 2009, the Company issued 30,000 shares of common stock at $0.25 per share for management consulting services valued at $7,500.

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Trevenex Resources, Inc. (“Trevenex” or the “Company”) is a Nevada corporation in the development stage.  The Company was incorporated under the laws of the State of Nevada on December 10, 2007 for the purpose of acquiring, exploring, and developing mineral properties.  Although the Company acquired mineral property and related mineral rights - quartz load mining claims, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the mineral property, nor generated any revenue to date.

The management of the Company has decided to transition from a mining exploration company to a provider of mobile Voice over Internet Protocol (“VoIP”) calls and mobile advertising services in the high growth mobile communications sector by entering into a five-year exclusive Marketing, Distribution and License Agreement (“License Agreement”) with VyseTECH Asia Sdn Bhd (“VTA”), a Malaysian corporation on March 15, 2010.  The License Agreement grants the Company exclusive marketing rights for products developed by VTA and related mobile VoIP calls and mobile advertising services for the express purpose of selling the products and related mobile VoIP calls and mobile advertising services in North America.

Formation of Trevenex Acquisitions, Inc.

On September 1, 2009, the Company formed a wholly owned subsidiary, Trevenex Acquisitions, Inc. under the laws of the State of Nevada.  Trevenex Acquisitions, Inc. is currently inactive.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and June 30, 2009, and for the three and nine months ended March 31, 2010, and 2009, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and June 30, 2009, and the results of its operations and its cash flows for the three and nine months ended March 31, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2010.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of June 30, 2009, filed with the SEC for additional information, including significant accounting policies.

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with  accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Trevenex Acquisitions, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year end

The Company has elected June 30 as its fiscal year ending date.

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Mineral property and related mineral rights - quartz load mining claims

Mineral claim and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended March 31, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Revenue recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the product or services have been rendered.  The Company records revenue when persuasive evidence of an arrangement exists, product and service has been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.

Stock-based compensation

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation- Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also adopts FASB ASC Topic 505-50, Equity Based Payment to Non-Employees to account for equity instruments issued to parties other than employees for acquiring goods or services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

Loss per Common Share

Net loss per common share is computed pursuant to FASB ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding for the periods ended March 31, 2010 and 2009.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the consolidated financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair value of financial instruments

The Company has adopted FASB ASC Topic 825, Financial Instruments, and ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, it establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments.  The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement as of March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2010 or June 30, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended March 31, 2010, 2009, or for the period from inception (December 10, 2007) through March 31, 2010.

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and June 30, 2009, and expenses for the three and nine months ended March 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

NOTE 2 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is a development stage company and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  During the period from December 10, 2007, through March 31, 2010, the Company had an accumulated deficit of $159,940.

The Company is in the process of launching its new business plan of sales and marketing of mobile VoIP calls and mobile advertising services in the United States and Asia.  This change in business direction moved the Company from the exploration stage to the development stage.

All losses accumulated since inception has been considered as part of the Company’s development stage activities.

While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional capital, or be successful in the development and commercialization of its mobile VoIP calls and mobile advertising services that will generate sufficient revenues to sustain the operations of the Company.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred an operating loss since inception and the cash resources of the Company are insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – MINING CLAIMS

On November 1, 2007, the Company’s former president, CEO and significant stockholder, Scott Wetzel, acquired a ninety-day (90) option to purchase certain mining claims from IBEX Minerals, Inc.  Scott Wetzel assigned his rights to this option to the Company upon its formation on December 10, 2007.  On December 26, 2007, the Company exercised the option and purchased the three (3) patented mining claims from IBEX Minerals, Inc. for (i) $20,000 and (ii) 200,000 shares of restricted common stock valued at $20,000, the estimated fair value at the date of acquisition and all the rights, title and interest in the three (3) patented mining claims were deeded to the Company free of encumbrances and recorded in the County of Baker, State of Oregon.  In January 2008, the Company retained Minex Exploration, Inc. an independent exploration contract company, and expended $34,354 to locate unpatented mining claims contiguous and surrounding the three (3) patented mining claims.  Minex Exploration, Inc. located 66 unpatented mining claims contiguous and surrounding the three (3) patented mining claims.  Subsequently, these unpatented claims were recorded in the County of Baker, State of Oregon, and with the office of the United States Bureau of Land Management in Portland Oregon.  The three (3) patented mining claims and 66 unpatented mining claims are referred to as the Bayhorse mining property.

The Bayhorse mining property is located approximately 6.5 miles northeast of the community of Huntington Oregon, in sections 8,9,16,17,19,20 and 21, T. 13 S., R. 45 E., Willamette Meridian in the County of Baker, State of Oregon.  The registered mining claims are summarized below:

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

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

The Company did not record depletion of mineral properties, as it has not started to produce from such  mining claims.  Depletion expense for the next five (5) fiscal years is undeterminable as the Company is still a development stage company and its planned principal operations have not commenced.  Due to the Company’s change in business direction, the Company considers its mining claims as assets available for sale.

NOTE 4 – CHANGE IN MANAGEMENT

Effective March 25, 2010, Mr. Scott Wetzel, Mr. Ted Wagner and Mr. Raymond Kuh resigned as Directors and Officers of the Company.  Mr. Scott Wetzel will continue to serve as a Director of Trevenex Acquisitions, Inc. Effective March 25, 2010, Mr. Mohd Aris Bernawi was appointed as Chairman and Director of the Company; Ms.Valerie Hoi Fah Looi was appointed as Secretary and Director of the Company; Mr. Aik Fun Chong was appointed as President and Chief Executive Officer of the Company; Mr. Hon Kit Wong was appointed as Chief Financial Officer and Treasurer; Mr. Chee Hong Leong was appointed as Director of the Company.

NOTE 5 – NOTES PAYABLE

Notes payable as of March 31, 2010, and June 30, 2009 consisted of the following:

	March 31,	June 30,
	2010	2009
Note payable to a non-financial entity, with interest at 6.00% per annum, with principal and interest due February 14, 2010, with an extension granted to June 30, 2010.	$500	$-

Note payable to a non-financial entity, with interest at 7.00% per annum, with principal and interest due March 9, 2010, with an extension granted to June 9, 2010.	$17,500	$-

	$18,000	$-

NOTE 6 – COMMON STOCK

Common stock

The Company was incorporated on December 10, 2007 at which time 300,000 shares of common stock were issued to the Company’s three (3) founders at par value of $0.001, for proceeds of $300.

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

In December 2007, the Company sold 1,000,000 shares of its common stock at $0.10 per share for $100,000.

On December 26, 2007, the Company issued to IBEX Minerals, Inc. 200,000 shares of restricted common stock valued at $20,000, in connection with the acquisition of the three (3) patented mining claims.

On June 11, 2009, the Company sold 185,200 shares of common stock for cash at $0.25 per share for total proceeds of $46,300.

On June 12, 2009, the Company issued an aggregate of 14,800 shares of common stock valued at $0.25 per share in lieu of payment of $3,700 indebted to its former President and CEO and an unrelated third - party vendor.

On July 1, 2009, the Company issued 50,000 shares of common stock at $0.25 per share for (i) $5,000 in cash and (ii) $7,500 related to management consulting services, or $12,500 consideration in the aggregate.

Stock option plan

The Company’s Board of Directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007.  The 2007 Plan was initiated to encourage and enable officers, directors, consultants, advisors, and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the  Company’s common stock may be subject to, or issued pursuant to, the terms of the 2007 plan.  No options have been issued or outstanding under the 2007 Plan as of March 31, 2010, or June 30, 2009.

NOTE 7 – INCOME TAXES

The provision (benefit) for income taxes for the nine months ended March 31, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 7,656	$ 7,713
Change in valuation allowance	(7,656)	(7,713)

Total deferred tax provision	$ -	$ -

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

The Company had deferred income tax  assets as of March 31, 2010, and June 30, 2009, as follows:

	As of	As of
	March 31,	June 30,
	2010	2009
Loss carryforward	$ 23,991	$ 16,335
Less - Valuation allowance	(23,991)	(16,335)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended March 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry forwards.

As of March 31, 2010, and June 30, 2009, the Company had approximately $159,940, and $108,898, respectively, in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has been provided office space and secretarial services by its former Chief Executive Officer at $200 per month.  The Company paid $1,800 and $1,800 for the nine months ended March 31, 2010 and 2009, respectively, and as of March 31, 2010, the Company owed to the former officer $2,000.

As of March 31, 2010, a former Secretary and Treasurer loaned the Company $2,000.  The loan was provided for working capital purposes, and is unsecured, bears interest at 6 percent per annum, with principal and interest due June 7, 2010.

NOTE 9 – EXCLUSIVE MARKETING, DISTRIBUTION & LICENSE AGREEMENT

On March 15, 2010, Trevenex entered into a five-year exclusive Marketing, Distribution, and License Agreement with VTA a Malaysian corporation.  The License Agreement relates to Trevenex acquiring the exclusive marketing rights for products developed by VTA, and related mobile VoIP calls and mobile advertising services for the express purpose of selling the products and related mobile VoIP calls and mobile advertising services in North America. Subject to reaching certain goals, Trevenex will be authorized to continue to sell VTA’s products and related mobile VoIP calls and mobile advertising services  in the territory on an exclusive basis for the term of this Agreement. In the event Trevenex does not meet certain minimum sales volumes, the agreement will revert to a non-exclusive agreement.

The provisions of the agreement require Trevenex to make a one-time only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement.  Trevenex is currently undertaking a private placement of common stock to raise the necessary funds to partly pay the License Agreement and provide operating capital to launch its new business in the United States.

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161 (ASC Topic 815),  “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 (ASC Topic 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133,  “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (ASC Topic 815) requires:

•  Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•  Disclosure of information about credit-risk-related contingent features; and

•  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (ASC Topic 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not believe the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162 (ASC Topic 105), “ The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 (ASC Topic 105) identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (ASC Topic 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not believe the adoption of this pronouncement to have a material impact on its consolidated financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163 (ASC Topic 944), “ Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 (ASC Topic 944) clarifies how FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (ASC Topic 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60.  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “ Accounting for Contingencies.”   SFAS No. 163 (ASC Topic 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (ASC Topic 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have material impact on its consolidated financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164 (ASC Topic 958), “ Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  SFAS No. 164 (ASC Topic 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a)	Determines whether a combination is a merger or an acquisition.

b)	Applies the carryover method in accounting for a merger.

c)	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.

d)	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, “Goodwill and Other Intangible Assets,” to make it fully applicable to not-for-profit entities.

SFAS No. 164 (ASC Topic 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not believe the adoption of this pronouncement to have material impact on its consolidated financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165 (ASC Topic 855), “ Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 (ASC Topic 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 (ASC Topic 855) provides:

Trevenex Resources, Inc. and Subsidiary

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The  adoption of this pronouncement did not have a material impact on the consolidated financial statements of Company.

On June 9, 2009, the FASB issued FASB Statement No. 166 (ASC Topic 860), “ Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 (ASC Topic 860) revises the derecognization provision of SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement 167 (ASC Topic 810) " Amendments to FASB Interpretation No. 46(R)."  SFAS No. 167 (ASC Topic 810) amends certain requirements of FASB Interpretation No. 46(R), “ Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's consolidated financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement 168 (ASC Topic 105), " The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 (ASC Topic 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (ASC Topic 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

NOTE 11 – SUBSEQUENT EVENTS

On April 7, 2010, Trevenex Acquisitions, Inc. established a wholly owned subsidiary in Malaysia, Info-Accent Sdn Bhd (“Info-Accent”) to manage the Company’s businesses in Asia.

On April 8, 2010, Info-Accent entered into a five-year exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA, a Malaysian corporation, pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP calls and mobile advertising related products and services developed by VTA.  The License Agreement II provides that Info-Accent shall pay a one-time license fee of $500,000 to VTA

Trevenex Resources, Inc.

(A Development Stage Company)

March 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(Unaudited)

and an additional $500,000 as consideration to acquire ongoing mobile VoIP calls and mobile advertising related contracts and operating assets from VTA.  VTA shall not during the term of the License Agreement II engage in any business howsoever which is in competition with or which may compete whether directly or indirectly with Info-Accent in Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.  The aggregate consideration shall be paid to VTA within ninety days from the execution date of the License Agreement II.  Subject to reaching certain goals, Info-Accent will be authorized to continue to sell VTA’s products and related mobile VoIP calls and mobile advertising services in Asia on an exclusive basis for the term of the License Agreement II.

On April 8, 2010, Trevenex executed an Option to Purchase Agreement (the “Option Agreement”) to purchase VTA’s patent for $3.5 million within 18 months from execution date of the Option Agreement.  Pursuant to the Option Agreement, the one-time license fee of $500,000 each payable by Trevenex and Info-Accent to VTA will form part of the purchase consideration should the Company exercise its option to purchase the patent.

On April 26, 2010, VTA agreed to waive the royalty payment equivalent of two percent of the gross sales due and payable by Trevenex pursuant to clause 3.1.2 of the Marketing, Distribution, and License Agreement between Trevenex and VTA.

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

The above-identified risks are not all inclusive.  New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of Trevenex Resources, Inc. included elsewhere herein.

Development Stage Company

Trevenex was organized under the laws of the State of Nevada on December 10, 2007 to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  We have been a development stage company that has been primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon.  The Bayhorse Silver Mine historically produced silver, copper, lead, zinc, and antimony in a diverse zone of mineralization.  The Bayhorse Property comprises three patented mineral claims and 66 unpatented claims, BH 1-66, which surround the patented mining claims and collectively there are a total of approximately 1,365 acres, which make up the property.  Although we acquired mineral property and related mineral rights - quartz load mining claims, a substantial portion of our activities involved establishing the business and we have neither started exploring the mineral property, nor generated any revenue to date.

During 2008 and 2009, we faced numerous difficulties and challenges in raising sufficient capital to commence and complete our planned mineral exploration program.  In the light of this impediment, we decided to change our primary business and reorganize our organization structure, Board, and management to focus on the provision of mobile VoIP calls and mobile advertising services.  It is the intention of our new management to dispose of the patented mining claims as soon as practicable and to pursue the business of Trevenex in mobile VoIP calls and mobile advertising services.

In 2010, we initiated the following steps to realize our new objective of becoming a provider of mobile VoIP calls and mobile advertising services globally:

i)  License and Option Agreements; and Purchase of Contracts and Operating Assets

On March 15, 2010, Trevenex entered into a five-year exclusive Marketing, Distribution, and License Agreement with VyseTECH Asia Sdn Bhd, or VTA, a Malaysian corporation.  The license agreement relates to Trevenex acquiring the exclusive marketing rights for products developed by VTA and related mobile VoIP calls and mobile advertising services for the express purpose of selling the products and related mobile VoIP calls and mobile advertising services in North America.  Subject to reaching certain goals, Trevenex will be authorized to continue to sell VTA’s products, related VoIP calls, and mobile advertising services in the territory on an exclusive basis for the term of this license agreement.  In the event Trevenex does not meet certain minimum sales volumes, the agreement will revert to a non-exclusive agreement.  The provisions of the agreement require Trevenex to make a onetime only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement.

Info-Accent Sdn Bhd or Info-Accent, a private Malaysian company, became a wholly owned subsidiary of Trevenex Acquisitions, Inc., a Nevada corporation that is a wholly owned subsidiary of Trevenex, on April 7, 2010.  On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP calls and mobile advertising related products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.

The license agreement provides that Info-Accent shall pay a one-time license fee of Ringgit Malaysia 1.6 million (approximately $500,000) to VTA and an additional Ringgit Malaysia 1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP calls and mobile advertising related contracts and operating assets from VTA.  VTA shall not during the currency of the license agreement engage in any business howsoever which is in competition with or which may compete whether directly or indirectly with Info-Accent in Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.

On April 8, 2010, Trevenex executed an Option Agreement to purchase a patent application owned by VTA for $3.5 million.  The option to purchase the patent application ends 18 months after the date of the Option Agreement.  Pursuant to the Option Agreement, the one-time license fee of $500,000 payable by Trevenex to VTA under its license agreement and the license fee of $500,000 payable by Info-Accent to VTA under its license agreement will form part of the purchase consideration should Trevenex exercise its option to purchase the patent.

VTA is the legal owner of certain patent and technology rights under a patent application #12/164,259 entitled “Data communications between short-range enabled wireless devices over networks and proximity marketing to such devices” filed with the United States Patent and Trademark Office on June 30, 2008.  VTA has developed and commercialized, primarily in Malaysia, patented proprietary technology for a number of applications that include mobile VoIP calls, mobile advertising, and mobile multimedia sharing services.

The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP calls and mobile advertising related contracts and operating assets from VTA has allowed Info-Accent to enter into the mobile VoIP calls and mobile advertising business to generate revenue immediately, without being exposed to any downside risks.

The option to acquire the patent application from VTA is to give Trevenex the security and the independence that Trevenex needs to grow the company without being subjected to any form of control by a third party.

ii)  New Board and Management Team

On March 25, 2010, our previous board of directors and management first appointed Mohd Aris Bernawi, Chee Hong Leong and Valerie Hoi-Fah Looi to our board of directors, then Scott Wetzel, our President and CEO, Raymond Kuh our Chief Financial Officer, Secretary and Treasurer and Ted Wagner, our Vice President, each resigned their management positions and resigned from our board of directors.  Mr Wetzel continues to serve as a director of Trevenex Acquisitions, Inc., a wholly owned subsidiary of Trevenex.  The new board and management team is lead by our new Chairman, Mohd Aris Bernawi.  Prior to his appointment as Trevenex’s Chairman and Director, Mr. Bernawi was a Senior Director of the Malaysian Communications and Multimedia Commission, a Malaysian government agency entrusted with the role of promoting and regulating the communications and multimedia industry and enforcing the communications and multimedia laws in Malaysia.  He is assisted by President and CEO, Aik Fun Chong, and Chief Financial Officer and Treasurer, Hon Kit Wong and Valerie Hoi-Fah Looi, Secretary.

The new Board members bring a fresh perspective and important skills to the Board as the business is reset and enters what we believe will be an era of growth.  As we take steps to capitalize on the vast opportunities in the mobile VoIP and mobile advertising industry, the Company and its shareholders will be well served by the contribution of its newly appointed Directors and Officers.

iii)  Establishment of Malaysian Subsidiary

Concurrent with our restructure, we established a wholly owned subsidiary in Malaysia to manage Trevenex’ businesses in Asia.  The new corporate structure of Trevenex is summarized below.

Trevenex Resources, Inc.
(“Trevenex”)
(Nevada)

Trevenex Acquisitions, Inc.
(“TA”)
(Nevada)
Wholly-owned subsidiary of Trevenex

Info-Accent Sdn Bhd
(“IA”)
(Malaysia) Wholly-owned subsidiary of TA

iv)  Change of Name

In April 2010, a majority of our shareholders authorized our management to change our corporate name from “Trevenex Resources, Inc.” to “Global MobileTech, Inc.” in order to reflect our changed business focus on the provision of mobile VoIP calls and mobile advertising services globally.  The name change will be effective on May 11, 2010 after we file a Certificate of Amendment to our Articles of Incorporation with the Secretary of State, Nevada.

These actions are designed to leverage on the knowledge and experience of the new board members and management team in the mobile VoIP calls and mobile advertising business to capture opportunities for growth.

Our New Business

Following the grant of an exclusive marketing, distribution, and license agreement by VTA for North America and Asia and acquisition of ongoing mobile VoIP calls and mobile advertising related contracts and operating assets from VTA for Asia, Trevenex will generate revenues from the sale of mobile VoIP calls and mobile advertising services from:

i)

Private label partners who are seeking to generate additional revenue from their current and future customer base by selling our mobile VoIP calls and mobile advertising services under their own label without the technical, logistical and regulatory headaches associated with providing the services on their own

ii)

Channel partners who are currently engaged in selling mobile services; and

iii)

Content partners who are primarily content publishers and developers and are seeking to monetize their unsold content inventory.

We plan to install an advertising server (“Ad Server”) that will pave the way for us to (i) enter the lucrative mobile advertising market globally; (ii) launch MobiCAST, a free access Mobile-Web Social Networking and Micro-Multimedia Blogging service that enables users to exchange text messages, photos, breaking news, gossips and videos from any mobile phone; and (iii) offer a unique mobile VoIP service that enables mobile communication devices to communicate with each other using the Internet.

We also plan to launch a rewards program that will provide advertisers with an effective means to reach a large audience with a targeted sales and marketing campaign.  The rewards program will give advertisers immediate and direct access to persons who have registered with the Company and have given their permission to receive mobile advertisements.  Incentive points will be awarded to registered users for viewing advertisements on their mobile phones.

Our mobile advertising ecosystem is made up of four interlocking components.  Each quadrant is designed to be strategically connected with the Ad Server comprising of the Mobile Multimedia Sharing Gateway (“MMSG”) and a mobile VoIP Gateway that continuously generates activities between the four interlocked components to sustain the growth of the ecosystem.  The symbiotic relationship between the components is demonstrated by:

•

Brand and enterprise owners (advertisers) who need our community members/microbloggers (who are individuals who have registered with mobile social microblogging network and have given their permission to receive mobile ads from Trevenex on their mobile phone) and mobile phone users (consumers) to grow their business.

•

Consumers (community members + microbloggers) who need ad agencies, content developers and publishers (content providers) for content

•

Content providers who need channel partners (marketers) to ultimately monetize their content, and

•

Marketers (channel partners) who need us as the ad enabler to insure that the ecosystem is well secured and operating efficiently.

Product Opportunities

1.  Mobile VoIP Calls

We offer a “phone in a box” solution for migrant workers, students, budget conscious, and credit challenged people.

Our Mobile VoIP Gateway, a component of the Ad Server, enables calls to be made from basic mobile phones, which hitherto have been limited to smart phones and Personal Digital Assistant (PDA) phones only.  Such calls have been made possible by linking a network of cell servers to the internet, which are adapted for transmitting voice and other digital data over the internet.  Our solution includes registering users of mobile phones into our social and microblogging network; and storing a device identifier along with a user identification number (“ID”) and password.

A contact list is stored for each registered user.  The Mobile VoIP Gateway is able to discover the user’s device and logging the user into our network based on the device identifier and an entered user ID and password, receiving a communication request to chat with one of the listed contacts, or establishing a microblogging session with other bloggers using the free talk time previously awarded to our community members for receiving advertisements on their mobile phone.

Our mobile VoIP application has given us two advantages over our competitors; namely:

i)

it does not require users to download any software onto their mobile phone to gain access to our VoIP service.

ii)

VoIP calls can be made from any basic (entry level) mobile phone.

2.  Mobile Advertising

Mobile advertising has replaced mass communications with direct brand-to-consumers relationship.  Our solution unites brands, content providers, and mobile phone users through our Ad Server to create a marketplace for mainstream mobile media consumption for:

(a)  Brand and enterprise owners

(b)  Advertising agencies

(c)  Mobile multimedia content publishers and developers; and

(d)  Consumers

a) Brand and Enterprise Owners

We help brand and enterprise owners to control their costs and build their brand or enterprise through the Company’s services that promote mobility, flexibility and provide information via the mobile phone.

We tap into mobile advertising by deploying offerings that create long-term loyalty among consumers and our mobile community members and microbloggers.

b) Advertising Agencies

We help advertisers target mobile phone users and mobile community members and microbloggers in the most effective way.  Advertisers can achieve relevant targeting with a wide reach regardless of whether it is a basic mobile or smart phone.  Our Ad Server enables multimedia content to be exchanged between mobile phone users giving us the opportunity to reach registered mobile phone subscribers in North America with relevant content at the right time and in the right location.

We help global and local brands engage with a new audience in a fresh way that is mutually beneficial to all our stakeholders – brand and enterprise owners, channel and content partners, advertisers and agencies, mobile community members and microbloggers.

Agency planners and buyers can plan, build, buy and execute a mobile campaign within minutes as well as follow up campaign performance in real time.

c) Mobile Multimedia Content Publishers and Developers

We provide mobile multimedia content publishers and developers with an effective method of monetizing their mobile traffic.  Our Ad Server seamlessly connects content publishers and developers to advertisers, mobile phone users and our mobile community members and microbloggers.

Content publishers and developers can optimize their advertising revenue with our Ad Server platform by adding new revenue streams through the sale of space or content and creating new ad spaces.

d) Consumers

Our rewards program give advertisers immediate and direct access to consumers comprising of our community members, microbloggers and mobile phone users who have given their prior permission for advertisements to be disseminated to their mobile phones.  Incentive points are awarded to our community members/microbloggers for viewing advertisements on their mobile phones.

Near-Term Goals and Strategic Objectives

Our goal is to establish Trevenex as a leader in the emerging mobile VoIP calls and mobile advertising market.  MobiCAST was launched in two stages over three months beginning November 2009 to a select group of users in China.  We are planning to conduct field tests in the U.S. during Q3, 2010 to lay the groundwork for a limited commercial rollout during Q1, 2011.

The strategic objectives of the Company are:

i)

To complete by the fourth quarter of 2010, the ongoing load tests on our mobile VoIP Gateway with Channel Partners in the United States.

ii)

To establish further offices in the United States and Asia as well as enter into partnerships with parties synergistic to the company business.

iii)

To build out the back-end infrastructure to support the operation of our mobile VoIP calls and mobile advertising network in the United States and Asia.

iv)

To create a competitive and integrated service by rolling out a business model that combines our user rewards program with the distribution of mobile advertisements.  We have the unique capability of giving our community members the option of making “free but paid for” VoIP calls from their basic mobile or their smart phones.

Financial Condition and Changes in Financial Condition

We had no revenues during the quarter ended March 31, 2010.

As of March 31, 2010, our assets totaled $572,477, which consisted primarily of $500,000 (minus amortized costs) related to a five-year exclusive Marketing, Distribution and License Agreement for the express purpose of selling mobile VoIP calls and mobile advertising services in North America, three patented mineral claims and 66 unpatented mining claims valued at $74,354.  Our total current liabilities were $549,617, which consisted of license agreement payable of $500,000, accounts payable, accrued liabilities, accrued interest, amount due to related party and short-term notes payable of $18,000.  We had negative working capital as of March 31, 2010.

Net cash used for operating activities for the nine months ended March 31, 2010, totaled $26,854.  We incurred various costs associated with the operational and corporate activities during that nine-month period.  Legal and professional fees of $39,856 were incurred for services performed with respect to the filing of our 10-K annual report, and other reporting costs.  We incurred no expenses related to geological studies, fieldwork, site visits, preparation, or mining permit applications and consulting fees.

Liquidity and Capital Resources

Since inception, our main cash source has been the sale of our equity securities.  Upon inception, we issued 100,000 shares of common stock to two (2) directors for $100 each and 100,000 shares to our founder for $100.  We also issued 200,000 shares in connection with the purchase of three (3) patented mining claims located in Baker County, Oregon.  In December 2007, we completed an offering of 1,000,000 shares of our common stock to 43 individuals for a consideration of $100,000.  The offering was made pursuant to the exemption from registration contained in Rule 504 of Regulation D under the Securities Act.  On June 11, 2009, we entered into definitive agreements relating to the private placement of 185,200 shares of our common stock at $0.25 per share, or $46,300 in aggregate, and in June of 2009, our debt holders converted $3,700 of accounts payable into an aggregate of 14,800 shares of common stock at $0.25 per share.  On July 1, 2009, we issued 50,000 unregistered shares of common stock, par value $0.001, in exchange for consulting services and $5,000 cash.  Trevenex sold these restricted shares to further capitalize the company in order to pay operating expenses and to execute its business plan.  We have exhausted proceeds from these sales due to substantial payment of accounts payable.  Marycliff Investment Corp. loaned the company $500 on August 14, 2009, at six percent (6%) interest per annum that matured on February 14, 2010 and granted a further extension due date to June 30, 2010.  Peter Swan Investment-Management, Ltd. loaned Trevenex $17,500 on November 12, 2009, at seven percent (7%) per annum for a period of one hundred twenty (120) days, which matured on March 9, 2010 and also granted a further extension due date to June 9, 2010.  Raymond J. Kuh, a former officer and director loaned $2,000 to Trevenex on December 7, 2009, at six percent (6%) per annum that matures on June 7, 2010.

We used most of the proceeds from our private placements since inception to acquire three patented mining claims and pay expenses related to becoming a public company.  Due to our lack of working capital, we have not been able to initiate any exploration on our property.

As of March 31, 2010, we had cash assets as of March 31, 2010, of $206 as compared to $60 as of June 30, 2009.  We have not realized any revenue from our business operations, have achieved losses since inception, and have relied upon the sale of our securities and loans from our officers and Directors to fund operations.  We will require financing in order to pay the fees due under our license agreement with VTA and that of our subsidiary, Info-Accent as well as to initiate our new business activities in the area of mobile VoIP calls and mobile advertising services.  Our auditors have issued a going concern opinion, raising substantial doubt about our financial prospects, and our ability to continue as a going concern.

In addition to internally generated funds from the Asian operations of our subsidiary Info-Accent, we are currently undertaking a private placement of our common stock to raise $455,000 to partly pay the fees due under our license agreement with VTA and to provide operating capital to launch our new business in the United States.

We intend to meet the balance of our cash requirements for the next twelve months through a combination of suppliers’ financing, debt financing, equity financing by way of private placements and internally generated funds from our new business.  We currently do have arrangements in place for the completion of private placement financing sufficient to meet all of our capital requirements over the next six months and there is no assurance that we will be successful in completing private placement financing.  There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our former Chief Executive Officer and our former Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010.  Based on that evaluation, our former principal executive officer and our former principal financial officer have concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on August 7, 2009 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	SEC Report Reference Number	Description of Exhibit

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trevenex Resources, Inc.

May 6, 2010	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

May 6, 2010	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)