Form 10-Q/A
period 2010-03-31
GLOBAL MOBILETECH, INC.
filed 2010-06-03
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A – AMENDMENT NO. 1

AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

Commission File Number:  000-53493

TREVENEX RESOURCES, INC.

 (Exact name of registrant as specified in charter)

Nevada	26-1550187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Index to Consolidated Financial Statements (Restated)

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

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTES 2 AND 3) (RESTATED)
AS OF MARCH 31, 2010 AND JUNE 30, 2009
(Unaudited)

ASSETS
	March 31,	June 30,
	2010	2009
Current Assets:
Cash	$ 206	$ 60

Total current assets	206	60

Other Assets:
Mineral properties - Available for sale in 2010	40,000	40,000
License Agreement	500,000	-
Less - Accumulated amortization	(2,083)	-
Total other assets	537,917	40,000

Total Assets	$ 538,123	$ 40,060

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable – Trade	$ 21,690	$ 7,612
Accrued liabilities	5,927	5,400
License agreement payable	500,000	-
Due to related party	4,000	-
Notes payable	18,000	-

Total current liabilities	549,617	13,012

Total liabilities	549,617	13,012

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value: 10,000,000 shares authorized;
no shares issued or outstanding in 2010 and 2009, respectively	-	-
Common stock, par value $0.001 per share, 100,000,000
shares authorized; 1,750,000 and 1,700,000 shares
issued and outstanding in 2010 and 2009, respectively	1,750	1,700
Additional paid-in capital	181,050	168,600
Accumulated (deficit) during the development stage	(194,294)	(143,252)

Total stockholders' equity (deficit)	(11,494)	27,048

Total Liabilities and Stockholders' Equity	$ 538,123	$ 40,060

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (NOTES 2 & 3) (RESTATED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (DECEMBER 10, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	March 31,		March 31,		From
	2010	2009	2010	2009	Inception

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses:
Professional fees	5,863	8,332	39,856	47,489	136,708
Exploration costs	-	-	-	-	34,354
Rent expense - related party	600	600	1,800	1,800	5,400
Amortization	2,083	-	2,083	-	2,083
Advertising	-	-	1,610	-	1,610
General and administrative expenses - Other	4,621	1,856	5,166	2,132	13,612

Total general and administrative expenses	13,167	10,788	50,515	51,421	193,767

(Loss) from Operations	(13,167)	(10,788)	(50,515)	(51,421)	(193,767)

Other Income (Expense):
Interest expense	(420)	-	(527)	-	(527)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (13,587)	$ (10,788)	$ (51,042)	$ (51,421)	$ (194,294)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,750,000	1,500,000	1,750,000	1,500,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (NOTES 2 AND 3) (RESTATED)
FOR THE PERIOD FROM INCEPTION (DECEMBER 10, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - December 10, 2007	-	$ -	$ -	$ -	$ -

Common stock issued to
founders for cash	300,000	300	-	-	300

Common stock issued for cash	1,000,000	1,000	99,000	-	100,000

Common stock issued for
acquisition of mining claims	200,000	200	19,800	-	20,000

Net (loss) for the period	-	-	-	(78,516)	(78,516)

Balance - June 30, 2008	1,500,000	1,500	118,800	(78,516)	41,784

Common stock issued for cash	185,200	185	46,115	-	46,300

Common stock issued for
conversion of accounts payable	14,800	15	3,685	-	3,700

Net (loss) for the period	-	-	-	(64,736)	(64,736)

Balance - June 30, 2009	1,700,000	1,700	168,600	(143,252)	27,048

Common stock issued for cash	20,000	20	4,980	-	5,000
Common stock issued for
management consulting services	30,000	30	7,470	-	7,500

Net (loss) for the period	-	-	-	(51,042)	(51,042)

Balance -March 31, 2010	1,750,000	$ 1,750	$ 181,050	$ (194,294)	$ (11,494)

The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

TREVENEX RESOURCES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 2 & 3) (RESTATED)
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009,
AND CUMULATIVE FROM INCEPTION (DECEMBER 10, 2007)
THROUGH MARCH 31, 2010
(Unaudited)

	Nine Months Ended		Cumulative
	March 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$ (51,042)	$ (51,421)	$ (194,294)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	2,083	-	2,083
Common stock issued for consulting
services	7,500	-	7,500
Changes in assets and liabilities-
Accounts payable - Trade	14,078	33,382	25,390
Accrued liabilities	527	3,800	5,927

Net Cash (Used in) Operating Activities	(26,854)	(14,239)	(153,394)

Investing Activities:
Mining claims	-	-	(20,000)

Net Cash (Used in) Investing Activities	-	-	(20,000)

Financing Activities:
Proceeds from related parties	4,000	-	4,000
Notes payable	18,000	-	18,000
Issuance of common stock for cash	5,000	-	151,600

Net Cash Provided by Financing Activities	27,000	-	173,600

Net Increase (Decrease) in Cash	146	(14,239)	206

Cash - Beginning of Period	60	14,462

Cash - End of Period	$ 206	$ 223	$ 206

Supplemental Disclosure of Cash Flow
Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Information of Noncash Investing and Financing Activities:
-On December 26, 2007, the Company issued 200,000 shares of common stock for acquisition of the 3 mining claims, valued at $20,000.
-On June 12, 2009, the Company issued 14,800 shares of common stock valued at $0.25 per share in lieu of payment of $3,700 indebted to its former President and CEO and a third party vendor.
-On July 1, 2009, the Company issued 30,000 shares of common stock at $0.25 per share for management consulting services valued at $7,500.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Trevenex Resources, Inc. (“Trevenex” or the “Company”) is a Nevada corporation in the development stage.  The Company was incorporated under the laws of the State of Nevada on December 10, 2007, for the purpose of acquiring, exploring, and developing mineral properties.  Although the Company acquired mineral property and related mineral rights - quartz load mining claims, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the mineral property, nor generated any revenue to date.

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2010, and June 30, 2009, and for the three and nine months ended March 31, 2010, and 2009, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and June 30, 2009, and the results of its operations and its cash flows for the three and nine months ended March 31, 2010, and 2009, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of June 30, 2009, filed with the SEC for additional information, including significant accounting policies.

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

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Stock-based compensation

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company also adopted FASB ASC Topic 505-50, Equity Based Payment to Non-Employees to account for equity instruments issued to parties other than employees for acquiring goods or services.  Such awards for services are recorded at either the fair value of the consideration received or the fair value of the instruments issued in exchange for such services, whichever is more reliably measurable.

Loss per Common Share

Net loss per common share is computed pursuant to FASB ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the period ended March 31, 2010, and 2009.

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of March 31, 2010, or June 30, 2009, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months period ended March 31, 2010, and 2009, or for the period from inception (December 10, 2007) through March 31, 2010.

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

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

NOTE 2 - DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is a development stage company and is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. During the period from December 10, 2007, through March 31, 2010, the Company had an accumulated deficit of $194,294.

The Company is in the process of launching its new business in the provision of mobile VoIP calls and mobile advertising services in the United States and Asia. The business direction change moved the Company from the exploration stage to the development stage.

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

NOTE 3 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to March 31, 2010, the management of the Company determined that an error had occurred in the capitalization of certain mineral claim costs related to 66 unpatented mining claims that were identified and staked in fiscal 2008.  The claims were determined to not be of future utility to the Company. The Company corrected the error by (i) decreasing the cost of mineral properties – available for sale by $34,354 in the accompanying consolidated balance sheets as of March 31, 2010, and the cost of mineral properties as of June 30, 2009; (ii) recording the cost of locating and recording the 66 unpatented claims in the amount of $34,354 as exploration expenses in fiscal 2008 as part of costs and expenses incurred cumulated from inception in the accompanying consolidated statements of operations; and, (iii) increasing the amount of deficit accumulated during the development stage for the fiscal periods  ended March 31, 2010, and June 30, 2009, and 2008, by $34,354 in the accompanying consolidated balance sheets, the consolidated statement of stockholders’ equity (deficit), and the consolidated statements of cash flows, as applicable.  As state above, the impact of the correction increased the deficit accumulated during the development stage by $34,354. Net loss per share – basic and diluted was not reported in the accompanying consolidated statements of operations for the period affected by the correction. As such, there was no measureable impact on the net loss per share – basic and diluted.

NOTE 4 – MINING CLAIMS

On November 1, 2007, the Company’s former President, CEO and significant stockholder, Scott Wetzel, acquired a ninety-day (90) option to purchase certain mining claims from IBEX Minerals, Inc.  Scott Wetzel assigned his rights to this option to the Company upon its formation on December 10, 2007.  On December 26, 2007, the Company exercised the option and purchased the three (3) patented mining claims from IBEX Minerals, Inc. for (i) $20,000 and (ii) 200,000 shares of restricted common stock valued at $20,000, the estimated fair value on the date of acquisition and all the rights, title and interest in the three (3) patented mining claims were deeded to the Company free of encumbrances and recorded in the County of Baker, State of Oregon.  In January 2008, the Company retained Minex Exploration, Inc., an independent exploration contract company, and expended $34,354 to locate unpatented mining claims contiguous and surrounding the three (3) patented mining claims.  Minex Exploration, Inc. located 66 unpatented

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

mining claims contiguous and surrounding the three (3) patented mining claims.  Subsequently, these unpatented claims were recorded in the County of Baker, State of Oregon, and with the office of the United States Bureau of Land Management in Portland, Oregon.  The three (3) patented mining claims and 66 unpatented mining claims are referred to as the Bayhorse mining property.

The Bayhorse mining property is located approximately 6.5 miles northeast of the community of Huntington, Oregon, in sections 8,9,16,17,19,20 and 21, T. 13 S., R. 45 E., Willamette Meridian in the County of Baker, State of Oregon.  The registered mining claims are summarized below:

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

The Company did not record depletion of mineral properties as it has not started production from such mining claims.  Depletion expense for the next five (5) fiscal years is undeterminable as the Company is still a development stage company and its planned principal operations have not commenced. Subsequent to the locating and recording of the 66 unpatented mining claims by Minex Exploration, the management of the Company determined that such claims were of no future utility to the Company.  As such, the cost of the claims, amounting to $34,354, was expensed in fiscal 2008. Due to the Company’s change in business direction, the Company considers its remaining three (3) patented mining claims as assets available for sale.

NOTE 5 – CHANGE IN MANAGEMENT

Effective March 25, 2010, Mr. Scott Wetzel, Mr. Ted Wagner, and Mr. Raymond Kuh resigned as Directors and officers of the Company.  Mr. Scott Wetzel will continue to serve as a Director of Trevenex Acquisitions, Inc.  Effective March 25, 2010, Mr. Mohd Aris Bernawi was appointed as Chairman and Director of the Company; Ms.Valerie Hoi Fah Looi was appointed as Secretary and Director of the Company; Mr. Aik Fun Chong was appointed as President and Chief Executive Officer of the Company; Mr. Hon Kit Wong was appointed as Chief Financial Officer and Treasurer; and, Mr. Chee Hong Leong was appointed as Director of the Company.

NOTE 6 – NOTES PAYABLE

Notes payable as of March 31, 2010, and June 30, 2009, consisted of the following:

	March 31,	June 30,
	2010	2009
Note payable to a non-financial entity, with interest at 6.00% per annum, with principal and interest due February 14, 2010, with an extension granted to June 30, 2010.	$500	$-

Note payable to a non-financial entity, with interest at 7.00% per annum, with principal and interest due March 9, 2010, with an extension granted to June 9, 2010.	$17,500	$-
	$18,000	$-

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

NOTE 7 – COMMON STOCK

Common stock

The Company was incorporated on December 10, 2007, at which time 300,000 shares of common stock were issued to the Company’s three (3) founders at par value of $.001, for proceeds of $300.

In December 2007, the Company issued 1,000,000 shares of its common stock at $0.10 per share for $100,000.

On December 26, 2007, the Company issued to IBEX Minerals, Inc. 200,000 shares of restricted common stock valued at $20,000, in connection with the acquisition of the three (3) patented mining claims.

On June 11, 2009, the Company sold 185,200 shares of common stock for cash at $0.25 per share for total proceeds of $ 46,300.

On June 12, 2009, the Company issued an aggregate of 14,800 shares of common stock valued at $0.25 per share in lieu of payment of $3,700 indebted to its former President and CEO and an unrelated third- party vendor.

On July 1, 2009, the Company sold 50,000 shares of common stock at $0.25 per share for (i) $5,000 in cash and (ii) $7,500 related to management consulting services, or $12,500 of consideration in the aggregate.

Stock Option Plan

The Company’s Board of Directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007. The 2007 Plan was initiated to encourage and enable officers, Directors, consultants, advisors, and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the 2007 Plan.  No options have been issued or were outstanding under the 2007 Plan as of March 31, 2010, or June 30, 2009.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes for the nine months ended March 31, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 7,656	$ 7,713
Change in valuation allowance	(7,656)	(7,713)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of March 31, 2010, and June 30, 2009, as follows:

	As of	As of
	March 31,	June 30,
	2010	2009
Loss carryforward	$ 29,144	$ 21,488
Less - Valuation allowance	(29,144)	(21,488)
Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended March 31, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, and June 30, 2009, the Company had approximately $194,294, and $143,252, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has been provided office space and secretarial services by its former Chief Executive Officer at $200 per month.  The Company paid $1,800 and $1,800 for the nine months ended March 31, 2010, and 2009, respectively, and as of March 31, 2010, the Company owed to the former officer $2,000.

As of March 31, 2010, a former Secretary and Treasurer loaned the Company $2,000.  The loan was provided for working capital purposes, and is unsecured, bears interest at 6 percent per annum, with principal and interest due June 7, 2010.

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

NOTE 10 - EXCLUSIVE MARKETING, DISTRIBUTION, AND LICENSE AGREEMENT

On March 15, 2010, Trevenex entered into a five-year exclusive Marketing, Distribution, and License Agreement with VTA, a Malaysian corporation.  The License Agreement relates to Trevenex acquiring the exclusive marketing rights for products developed by VTA and related mobile VoIP calls and mobile advertising services for the express purpose of selling the products and related mobile VoIP calls and mobile advertising services in North America.  Subject to reaching certain goals, Trevenex will be authorized to continue to sell VTA’s products and related mobile VoIP calls and mobile advertising services in the territory on an exclusive basis for the term of this Agreement.  In the event Trevenex does not meet certain minimum sales volumes, the License Agreement will revert to a non-exclusive agreement.

The provisions of the License Agreement require Trevenex to make a one-time only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement.  Trevenex is currently undertaking a private placement of common stock to raise the necessary funds to part pay for the License Agreement, and provide operating capital to launch its new business in the United States.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

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

a.

Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;

b.

Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

c.

Disclosure of information about credit-risk-related contingent features; and

d.

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

In May 2008, the FASB issued FASB Statement No. 162 (ASC Topic 105), “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 (ASC Topic 105) identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  The sources of accounting principles that are generally accepted are categorized in descending order as follows:

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

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

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

On May 26, 2008, the FASB issued FASB Statement No. 163 (ASC Topic 944), “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 (ASC Topic 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (ASC Topic 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.”  SFAS No. 163 (ASC Topic 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

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

On May 22, 2009, the FASB issued FASB Statement No. 164 (ASC Topic 958), “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  SFAS No. 164 (ASC Topic 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities the acquirer is.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

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

On May 28, 2009, the FASB issued FASB Statement No. 165 (ASC Topic 855), “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 (ASC Topic 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS No. 165 (ASC Topic 855) provides:

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

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

On June 9, 2009, the FASB issued FASB Statement No. 166 (ASC Topic 860), “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140” (“SFAS No. 166”).  SFAS No. 166 (ASC Topic 860) revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement 167 (ASC Topic 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (ASC Topic 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FASB Statement 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168").  SFAS No. 168 (ASC Topic 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (ASC Topic 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

NOTE 12 – SUBSEQUENT EVENTS

On April 7, 2010, Trevenex Acquisitions, Inc. established a wholly owned subsidiary in Malaysia, Info-Accent Sdn Bhd. (“Info-Accent”) to manage the Company’s businesses in Asia.

On April 8, 2010, Info-Accent entered into a five-year exclusive Marketing, Distribution, and License Agreement (the “License Agreement”) with VTA, a Malaysian corporation, pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP calls and mobile advertising related products and services developed by VTA.  The License Agreement provides that Info-Accent shall pay a one-time license fee of $500,000 to VTA and an additional $500,000 as consideration to acquire ongoing mobile VoIP calls and mobile advertising related contracts and operating assets from VTA.  VTA shall not during the term of the License Agreement engage in any business whatsoever which is in competition with or which may compete whether directly or indirectly with Info-Accent in Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam,

TREVENEX RESOURCES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

MARCH 31, 2010, AND 2009

(Unaudited)

Cambodia, Philippines, Korea and Japan.  The aggregate consideration shall be paid to VTA within ninety days from the execution date of the License Agreement.  Subject to reaching certain goals, Info-Accent will be authorized to continue to sell VTA’s products and related mobile VoIP calls and mobile advertising services in Asia on an exclusive basis for the term of the License Agreement.

On April 8, 2010, Trevenex executed an Option to Purchase Agreement (the “Option Agreement”) to purchase VTA’s patent for $3.5 million within 12 months from execution date of the Option Agreement.  Pursuant to the Option Agreement, the one-time license fee of $500,000 each payable by Trevenex and Info-Accent to VTA will form part of the purchase consideration should the Company exercise its option to purchase the patent.

On April 26, 2010, VTA agreed to waive the royalty payment equivalent to two percent of the gross sales due and payable by Trevenex pursuant to clause 3.1.2 of the Marketing, Distribution, and License Agreement between Trevenex and VTA

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 8, 2010, Trevenex executed an Option Agreement to purchase a patent application owned by VTA for $3.5 million.  The option to purchase the patent application ends 12 months after the date of the Option Agreement.  Pursuant to the Option Agreement, the one-time license fee of $500,000 payable by Trevenex to VTA under its license agreement and the license fee of $500,000 payable by Info-Accent to VTA under its license agreement will form part of the purchase consideration should Trevenex exercise its option to purchase the patent.

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

Trevenex Resources, Inc.
(“Trevenex”)
(Nevada)

Trevenex Acquisitions, Inc.
(“TA”)
(Nevada)
Wholly owned subsidiary of Trevenex

Info-Accent Sdn Bhd
(“IA”)
(Malaysia) Wholly owned subsidiary of TA

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

i)

Private label partners who are seeking to generate additional revenue from their current and future customer base by selling our mobile VoIP calls and mobile advertising services under their own label without the technical, logistical, and regulatory headaches associated with providing the services on their own

ii)

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

Our strategic objectives are:

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

As of March 31, 2010, our assets totaled $538,123, which consisted primarily of $500,000 (minus amortized costs) related to a five-year exclusive Marketing, Distribution and License Agreement for the express purpose of selling mobile VoIP calls and mobile advertising services in North America, three patented mineral claims and 66 unpatented mining claims valued at $40,000.  Our total current liabilities were $549,617, which consisted of license agreement payable of $500,000, accounts payable, accrued liabilities, accrued interest, amount due to related party and short-term notes payable of $18,000.  We had negative working capital as of March 31, 2010.

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

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this amended Quarterly Report on Form 10-Q/A, an evaluation was carried out by our management, with the participation of our former Chief Executive Officer and our former Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010.  Based on that evaluation, our former principal executive officer and our former principal financial officer have concluded that the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K, Item 9A filed on August 7, 2009 still exist, and therefore our disclosure controls and procedures were not effective as of March 31, 2010.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trevenex Resources, Inc.

June 3, 2010	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

June 3, 2010	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)