Form 10-K
period 2010-06-30
GLOBAL MOBILETECH, INC.
filed 2010-09-30
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2010.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

000-53493
(Commission file number)

Global MobileTech, Inc.

 (Exact name of small business issuer as specified in its charter)

Nevada	26-1550187
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1312 North Monroe, Suite 750

Spokane, Washington 99201

(Address of principal executive offices, including Zip Code)

Issuer’s telephone number: (509) 723-1312

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

The aggregate market value of the Common Stock of the registrant (the “Common Stock”) held by non-affiliates of the registrant on September 30, 2010, based on the sale price of the shares in a private sale that ended on September 14, 2010, of $1.00 per share was approximately $2,940,214. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently “listed” on the NASDAQ OTC Bulletin Board Exchange, symbol “GLMB.”

As of September 30, 2010, there were 3,141,484 shares of our common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference. Not applicable.

TABLE OF CONTENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 This Annual Report on Form 10-K and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this Annual Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections of this Annual Report on Form 10-K. These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Annual Report, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation” sections below, and other sections of this Annual Report on Form 10-K.

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 15 of this Annual Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein, and the section entitled “Management’s Discussion and Analysis or Plan of Operation.”

PART I

ITEM 1.   BUSINESS

History and Background

Global MobileTech, Inc., (formerly Trevenex Resources, Inc.) or Global MobileTech, GMT, us or we, was organized under the laws of the State of Nevada on December 10, 2007, as Trevenex Resources, Inc. or Trevenex Resources to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  Trevenex Resources, was an exploration stage company that was primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon. The Bayhorse Silver Mine historically produced silver, copper, lead, zinc, and antimony in a diverse zone of mineralization. The Bayhorse Property comprises of three patented mineral claims and 66 unpatented claims, BH 1-66, which surround the patented mining claims and collectively there are a total of approximately 1,365 acres, which make up the property. Although Trevenex Resources acquired mineral property and related mineral rights - quartz load mining claims, a substantial portion of its activities involved establishing the business and Trevenex Resources neither started exploring the mineral property, nor generated any revenue therefrom.

During 2008 and 2009, Trevenex Resources faced numerous difficulties and challenges in raising sufficient capital to commence and initiate its planned mineral exploration program. In the light of this impediment, our management decided to change our primary business and reorganize our organization structure, Board of Directors, and management to focus on the provision of mobile VoIP calls and mobile advertising services. It is the intention of our new management to dispose of the patented mining claims as soon as practicable, and to pursue the business in mobile VoIP calls and mobile advertising services.

On September 1, 2009, Trevenex Resources, Inc. formed a wholly owned subsidiary, Trevenex Acquisitions, Inc., under the laws of the State of Nevada.

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement with VyseTECH Asia Sdn Bhd or VTA, a Malaysian corporation. The license agreement relates to our acquisition of the exclusive marketing rights for products developed by VTA and mobile Voice over Internet Protocol, or VoIP, calls and mobile advertising services for the express purpose of selling the products and mobile VoIP calls and mobile advertising services in North America. Subject to reaching certain goals, we will be authorized to continue to sell VTA’s products, VoIP calls, and mobile advertising services in the territory on an exclusive basis for the term of this license agreement.  In the event we do not meet certain minimum sales volumes ($1 million per year during the first three years) for two consecutive years, the agreement will revert to a non-exclusive agreement. The provisions of the agreement require us to make a onetime only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement. On April 26, 2010, VTA agreed to waive the royalty payment equivalent of two percent of the gross sales due and payable by us pursuant to clause 3.1.2 of the Marketing, Distribution, and License Agreement between VTA and us.  On September 14, 2010, VTA agreed to extend the payment of the license fee to March 15, 2011.

Concurrent with our restructure, we established Info-Accent Sdn Bhd or Info-Accent, a private Malaysian company and a wholly owned subsidiary of Trevenex Acquisitions, Inc., on April 7, 2010, to manage our business activities in Asia.  The new corporate structure of our company is summarized below.

Global MobileTech, Inc.
(“GMT”)
(Nevada)

Trevenex Acquisitions, Inc.
(“TA”)
(Nevada)
Wholly owned subsidiary of GMT

Info-Accent Sdn Bhd
(“Info-Accent”)
(Malaysia) Wholly owned subsidiary of TA

On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP calls and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan. The License Agreement II provides that Info-Accent shall pay a one-time license fee of Ringgit Malaysia (“RM”) 1.6 million (approximately $500,000) to VTA and an additional RM 1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP calls and mobile advertising related contracts from VTA. The purchase consideration of $500,000 to acquire existing mobile VoIP related contracts from VTA were progressively paid in cash to VTA during the fourth fiscal quarter of 2010.   On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement to the Marketing, Distribution and License Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of Global MobileTech in lieu of a cash payment as full and final payment of the $491,990 license fee.

In the event Info-Accent does not meet certain minimum sales volumes (RM 5 million (approximately $1.5 million) per year during the first three years) for two consecutive years, the agreement will revert to a non-exclusive agreement.  VTA shall not during the term of the License Agreement II engage in any business howsoever which is in competition with or which may compete whether directly or indirectly with Info-Accent in Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.

On April 8, 2010, we executed an Option Agreement to purchase a patent application owned by VTA for $3.5 million.  The option to purchase the patent application ends 12 months after the date of the Option Agreement. Pursuant to the Option Agreement, the one-time license fee of $500,000 payable by us to VTA under its license agreement and the license fee of $500,000 payable by Info-Accent to VTA under its license agreement will form part of the purchase consideration should we exercise our option to purchase the patent.

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

The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP calls and mobile advertising related contracts from VTA has allowed Info-Accent to enter into the mobile VoIP calls and mobile advertising business to generate revenue immediately, without being exposed to any downside risks.

The option to acquire the patent application from VTA was designed to provide us with the security and the independence that we need to grow the company without being subjected to any form of control by a third party.  Once we acquire the patent application we, and our subsidiary Info-Accent, will terminate our respective license agreements with VTA.

These actions are designed to leverage on the knowledge and experience of the new board members and management team in the mobile VoIP calls and mobile advertising business to capture opportunities for growth.

In April 2010, a majority of our shareholders authorized our management to change our corporate name from

“Trevenex Resources, Inc.” to “Global MobileTech, Inc.” in order to reflect our changed business focus on the provision of mobile VoIP calls and mobile advertising services globally. The name change was effective on May 17, 2010, after we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State.

Business Opportunities

Following the grant of an exclusive Marketing, Distribution, and License Agreement on April 8, 2010 by VTA and the acquisition of ongoing mobile VoIP calls and mobile advertising related contracts from VTA for Asia, our subsidiary, Info-Accent Sdn Bhd, began to generate revenues from its mobile VoIP calls and mobile advertising business in Malaysia beginning in April 2010.

During the next 6 to 12 months, beginning June 30, 2010, we expect to generate revenues in the U.S. from the following sources:

i)

Private label partners who are seeking to generate additional revenue from their current and future customer base by selling our mobile VoIP calls and mobile advertising services under their own label without the technical, logistical and regulatory headaches associated with providing the services on their own

ii)

Marketers (channel partners) who are currently engaged in selling mobile services

iii)

Content partners who are primarily content publishers and developers and are seeking to monetize their unsold content inventory

iv)

Advertising agencies; and

v)

Brand and enterprise owners by deploying offerings that create long–term loyalty.

The following discussion of our business model relates to the business being undertaken by our Malaysian subsidiary, Info-Accent, since its acquisition of ongoing mobile VoIP calls and mobile advertising related contracts from VTA for the Asian market.

Our Mobile VoIP Gateway (“MVG”) solution enables mobile communication devices to communicate with each other using the Internet. Cell servers are linked to the Internet and adapted for transmitting voice and other digital data over the Internet such as using VoIP. Our solution includes registering users of mobile phones into our social network and storing a device identifier along with a user ID and password.

A contact list is stored for each registered user. The MVG includes our server that is able to discover the user's device and logging the user into our network based on the device identifier and an entered user ID and password, receiving a communication request to chat with one of the listed contacts, and establishing a communication session using free talk time previously awarded to our Community Members / Micro-Multimedia Bloggers for receiving advertisements on their mobile phone.

Our mobile advertising ecosystem is made up of four interlocking components. Each quadrant is designed to be strategically connected with the Ad Server comprising of the Mobile Multimedia Sharing Gateway (“MMSG”) and a MVG that continuously generates activities between the four interlocked components to sustain the growth of the ecosystem. The symbiotic relationship between the components is demonstrated by:

a.

Brand  and  enterprise owners (advertisers) who need our community members/microbloggers  (who are

Individuals  who  have  registered  with   mobile  social  microblogging  network,  and  have  given  their

Permission  to receive  mobile ads from  us on  their mobile phone) and mobile phone users (consumers) to grow their business;

b.	Consumers (community members + microbloggers) who need advertising agencies, content developers and publishers (content providers) for content;
c.	Content providers who need channel partners (marketers) to ultimately monetize their content; and
d.	Marketers (channel partners) who need us as the ad enabler to insure that the ecosystem is well secured and operating efficiently.

Product Opportunities

1.

Mobile VoIP Calls

Our Mobile VoIP Gateway is a component of the Ad Server that enables calls to be made from basic mobile phones, which previously had been limited to smart phones and Personal Digital Assistant (PDA) phones only.  Such calls have been made possible by linking a network of cell servers to the Internet, which are adapted for transmitting voice and other digital data over the internet. The solution implemented by our licensor, VTA, includes registering users of mobile phones into its social and microblogging network; and storing a device identifier along with a user identification number (“ID”) and password.

A contact list is stored for each registered user. Our mobile VoIP Gateway is able to discover the user’s device and logging the user into the network based on the device identifier and an entered user ID and password, receiving a communication request to chat with one of the listed contacts, or establishing a microblogging session with other bloggers using the free talk time previously awarded to the community members for receiving advertisements on their mobile phone.

Our mobile VoIP application has given us two advantages over our competitors, namely: i) it does not require users to download any software onto their mobile phone to gain access to our VoIP service and ii) VoIP calls can be made from any basic (entry level) mobile phone.

2.  Mobile Advertising

Mobile advertising has replaced mass communications with direct brand-to-consumers relationship. The solution provided by VTA under our license agreements unites brands, content providers, and mobile phone users through our Ad Server to create a marketplace for mainstream mobile media consumption for:

(a)  Brand and enterprise owners

(b)  Advertising agencies

(c)  Mobile multimedia content publishers and developers; and

(d)  Consumers

a) Brand and Enterprise Owners

We help brand and enterprise owners to control their costs and build their brand or enterprise through our services that promote mobility, flexibility and provide information via the mobile phone.

We tap into mobile advertising by deploying offerings that create long-term loyalty among consumers and our mobile community members and microbloggers.

b) Advertising Agencies

We help advertisers target mobile phone users and mobile community members and microbloggers in the most effective way.  Advertisers can achieve relevant targeting with a wide reach regardless of whether it is a basic mobile or smart phone. The Ad Server enables multimedia content to be exchanged between mobile phone users giving us the opportunity to reach registered mobile phone subscribers in North America with relevant content at the right time and in the right location.

We help global and local brands engage with a new audience in a fresh way that is mutually beneficial to all our stakeholders – brand and enterprise owners, channel and content partners, advertisers and agencies, mobile community members and microbloggers.

We enable planners and buyers to plan, build, buy and execute a mobile campaign within minutes as well as follow up campaign performance in real time.

c) Mobile Multimedia Content Publishers and Developers

We provide mobile multimedia content publishers and developers with an effective method of monetizing their mobile traffic.  The Ad Server seamlessly connects content publishers and developers to advertisers, mobile phone users and our mobile community members and microbloggers.

Content publishers and developers will be able to optimize their advertising revenue with our Ad Server platform by adding new revenue streams through the sale of space or content and creating new ad spaces.

d) Consumers

The rewards program to be purchased from VTA under the license agreements give advertisers immediate and direct access to consumers comprising of our community members, microbloggers and mobile phone users who have given their prior permission for advertisements to be disseminated to their mobile phones. Incentive points will be awarded to the community members/microbloggers for viewing advertisements on their mobile phones.

Partnership Programs

We view our channel and content partners in Asia as an extension of our team, playing a key role in the go-to-market strategy and our future overall success. Lead sharing, early product information and technical / sales training are among the many benefits of our program, designed to give our channel partners a distinct sales advantage.

(1) Channel Partner

The Channel Partner Program developed by our licensor VTA is open to any individual or company currently doing or wanting to do business with VTA under ongoing contracts we acquired from VTA. We plan to offer three levels of partnership which are designed to recognize and reward our partners in the sale of our mobile advertising services.

Partner categories and levels of VTA licensed technology:

Tier 1 -

Tier 1 Partners who qualify for the status and privileges of this category must complete the second level of our Technical and Sales training program. They must also demonstrate exceptional business performance, measured by revenue, support and training goals. Such partners must be actively engaged in selling our mobile advertising services and have proven to meet the most challenging advertiser requirements.

Tier 2 -

Value-added resellers offering mobile and online advertising services can qualify for the status and additional benefits of this category. Tier 2 Partners are required to complete the Technical and Sales training program and be actively involved in selling our mobile marketing services.

Tier 3 -

This level is open to any individual or company that is ready and willing to sell the mobile advertising services. At this level, requirements are minimal and we offer a number of basic benefits to help our partners get off to a highly successful start.

(2) Content Partner

We offer a new way for advertising agencies and content publishers and developers to monetize their unsold content inventory. The Content Partners will benefit from increased opportunities for monetization as well as the opportunity to promote their content globally through MobiCAST.

(a)   Advertising Agencies

We provide the transparency and control to meet the unique demands of the mobile advertising business by providing advertising agencies:

•	Source and manage ads from in-house and third party sources in many major screen sizes, using our Ad Server, within a single seamless environment.
•	Control their experience by defining, fine-grained ad plans for ad placements, formats and frequencies to balance their revenue and view retention goals.
•	Improve their business performance using powerful reporting tools to analyze current and historical data as well as manage their relationships in the lucrative mobile advertising marketplace.

(b)   Content Publishers and Developers

Utilizing the VTA developed system, we enhance our clients coverage by supplementing their in-house sales team. We will attach ads to their multimedia content for dissemination to the profiled list of Community Members and Micro-Multimedia Bloggers to be acquired from VTA. We plan to replace technical hurdles and operational bottlenecks with a streamlined scalable process to monetize our clients’ multimedia content and open a path to greater profitability.

Our solar photovoltaic (“PV”)-wind hybrid power generation business

During July 2010, we expanded our operations into the renewable energy business to include the design, integration, marketing and sales of solar PV-wind hybrid power generation applications in partnership with a Malaysian corporation, Powernique Technology Sdn Bhd ("Powernique"). Our partnership with Powernique has given us a jump start into the renewable energy business. We plan to implement our projects in collaboration with government agencies and telcos in Asia. Our entry into the renewable energy business is intended to develop another recurring revenue stream that will complement our mobile VoIP calls and mobile advertisement business segment.

On September 1, 2010, Info-Accent Sdn Bhd and Mohd. Aris Bernawi executed an Assignment Agreement  whereby the Chairman assigned to the Company, exclusively throughout the world, all rights, title and interest in the methodology for the optimal sizing of a solar PV-wind hybrid power generation system. The methodology relates to finding the optimum configuration, among a set of system components, which meets the desired system reliability requirements with the lowest value of levelized cost of energy (“LCE”).

Two steps are involved in the optimal sizing procedure.  The first step is to design a solar PV-wind hybrid model based on available local solar and wind data.  The second step is to optimize the sizing of a system according to the loss of power supply probability (“LPSP”) and the LCE concepts. The configuration: (i) which can meet the desired system reliability is obtained by changing the type and size of components that make up the system; and (ii) with the lowest LCE gives the optimal choice that places an important role in cost reduction as well as energy production.

We have utilized the optimal sizing procedure in the design and integration of our solar PV-wind hybrid power generation applications for:

   1. Rural and remote island electrification

   2. Powering remote radio base stations

   3. Potable water production

   4. Potable water production and organic vegetable cultivation

We launched our solar PV-wind hybrid power generation applications in Malaysia during the first fiscal quarter of 2011 targeting government agencies, telecommunication companies and palm oil refiners. We plan to expand into other South East Asian countries and China during 2011.

Competition

We believe that the mobile communications industry which includes VoIP calls, advertising and mobile social microblogging services is constantly evolving. Digital in general encompasses more and more aspects like mobile phones, PDAs and other wires communication devices. Internet and digital channels are the fastest growing media around the world.  Broadband is now readily available at a fairly inexpensive rate and the regulatory environment in the U.S., China and Asia have also changed.

Our objective is to focus on providing integrated mobile VoIP communication and mobile advertising services within both the traditional and new media advertising space. We believe that changes in technology and the growth in digital media present us with opportunities to compete against media agencies.  These opportunities include pursuing new media possibilities that incorporate traditional advertising with relevant digital know-how.  We believe that these changes represent a growth opportunity for companies that are able to acquire and combine these new media skills with the traditional advertising model.

We experience competition in the following business areas:

•	Online advertising
•	Mobile advertising
•	Traditional advertising agencies
•	Online blogging networks
•	Mobile microblogging networks

We believe the following companies to be examples of our key competitors in our different market segments. Many of these companies are significantly larger international companies and have substantially greater financial and professional resources than we do. Further, many of these competitors have or will have regional offices from which they can provide services across a wide range of markets for prospective clients. Our current location in Malaysia via our wholly owned subsidiary, Info-Accent, is strategically located to enable us to serve our clients in China and Asia. We plan to compete against our larger competitors by delivering effective and strategic advertising and marketing campaigns with our rewards program.

1)  Online Advertising

Examples of online advertising include contextual ads on search engine results pages, banner ads, rich media ads, social network advertising, advertising networks and e-mail marketing, including e-mail spam. Our main competitors include:

•	Google
•	DoubleClick (acquired by Google in 2007)
•	Yahoo
•	MSN (Microsoft)
•	AOL
•	Adbrite
•	Alibaba, China
•	Taobao, China
•	Sina, China

It is estimated that since 2008, Google controls approximately 69% of the online advertising market (http://www.browsermedia.co.uk/2008/04/01/doubleclick-deal-means-google-controls-69-of-the-online-ad-market/).

2)  Mobile advertising

Mobile advertising is closely related to online or internet advertising. Its reach is far greater than online advertising as there are 3.3 billion registered mobile phone users compared to 1.1 billion internet users worldwide.

Our main competitors include:

•	Virgin Mobile, USA
•	Navteq Media Solution
•	Microsoft Advertising
•	Third Screen Media (AOL)
•	Tencent, China
•	Madhouse, China
•	Focus Media, China

3) Traditional Advertising Agencies

Traditional advertising agencies are dedicated to creating, planning and handling advertising as well as overall marketing and branding strategies for their clients. Our main competitors include:

• Bernstein-Rein

• Dentsu

• MARC USA

• Omnicom Group

• WPP Group

• Saatchi & Saatchi Advertising, China

• JWT Thompson, China

• Ogilvy & Mather, China

4)  Online Blogging Networks

Our main competitors include:

• Facebook

• CollegeBlender.com

• Flickr.com

• Friendster.com

• Gossipreport.com

• Linkedin

• Myspace

• Qaiku

• Thumbcast

5)  Mobile Microblogging Networks

Our competitors will include:

• Twitter

• Strands

• Groovr

• Jaiku

• Identi.ca

• NotePub

• BuzzCity, Singapore

• Mygamma, Singapore

Government Regulations

Laws and regulations that apply to Internet communications, commerce, and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web, and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition.

Our mobile advertising business in Malaysia is governed by Section 211 of the Malaysia Communications and Multimedia Act 1988 that provides: “No content applications service provider, or other person using a content applications services, shall provide content which is indecent, obscene, false, menacing, or offensive in character with intent to annoy, abuse, threaten or harass any person”.

The United States Congress has enacted Internet legislation regarding children’s privacy, copyrights, sending of commercial email (e.g., the Federal CAN-SPAM Act of 2003), and taxation. The United States Congress has passed legislation regarding spyware (i.e., H.R. 964, the “Spy Act of 2007”) and the New York Attorney General’s office has sued a major Internet marketer for alleged violations of legal restrictions against false advertising and deceptive business practices related to spyware.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes requirements for commercial adverts and specifies penalties for commercial mobile that violates the Act. In addition, the CAN-SPAM Act gives consumers the right to require advertisers to stop sending them commercial adverts.

The CAN-SPAM Act covers messages sent for the primary purpose of advertising or promoting a commercial product, service, or Internet web site. The Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the Department of Justice, other federal agencies, State Attorneys General, and ISPs also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

• prohibiting false or misleading ad header information;
• prohibiting the use of deceptive subject lines;
• ensuring that recipients may, for at least 30 days after an ad is sent, opt out of receiving future commercial messages from the sender, with the opt-out effective within 10 days of the request;
• requiring that commercial ad be identified as a solicitation or advertisement unless the recipient affirmatively permitted the message; and
• requiring that the sender includes a valid postal address in the ad message.

The CAN-SPAM Act also prohibits unlawful acquisition of recipients’ addresses, such as through directory harvesting, and transmission of commercial mobiles by unauthorized means, such as through relaying messages with the intent to deceive recipients as to the origin of such messages.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of adverts sent, with enhanced penalties for commercial advertisers who harvest recipients’ addresses, use dictionary attack patterns to generate mobile addresses, and/or relay adverts through a network without permission.

The CAN-SPAM Act acknowledges that the Internet offers unique opportunities for the development and growth of frictionless commerce, and the CAN-SPAM Act was passed, in part, to enhance the likelihood that wanted commercial ad messages would be received. We believe we are a leader in developing policies and practices affecting our industry and that our permission-based mobile marketing model and our anti-spam policy are compatible with current CAN-SPAM Act regulatory requirements. We are a founding member of the Email Sender and Provider Coalition, or ESPC, a cooperative industry organization founded to develop and implement industry-wide improvements in spam protection and solutions to prevent inadvertent blocking of legitimate commercial adverts. We maintain high standards that apply to all of our customers, including non-profits and political organizations, whether or not they are covered by the CAN-SPAM Act.

The CAN-SPAM Act preempts, or blocks, most state restrictions specific to email, except for rules against falsity or deception in commercial adverts, fraud and computer crime. The scope of these exceptions, however, is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens on us and on our customers in addition to those imposed by the CAN-SPAM Act.

Moreover, some foreign countries, including countries in Asia and China, have regulated the distribution of commercial adverts and the Internet collection and disclosure of personal information. Foreign governments may attempt to apply their laws extraterritorially or through treaties or other arrangements with U.S. governmental entities.

Our future customers may be subject to the requirements of the CAN-SPAM Act, and/or other applicable state or foreign laws and regulations affecting electronic marketing. If our customers’ mobile campaigns are alleged to violate applicable laws or regulations and we are deemed to be responsible for such violations, or if we were deemed to be directly subject to and in violation of these requirements, we could be exposed to liability.

The standard terms and conditions of sale we plan to use will require our customers to comply with laws and regulations applicable to their mobile marketing campaigns and to implement any required regulatory safeguards. We will take additional steps to facilitate our customers’ compliance with the CAN-SPAM Act, including the following:

• new customers signing up for our services must agree that they will send adverts through our service only to persons who have given their permission;
• when a contact list or database is uploaded, the customer must certify that it has permission to contact each of the addressees;

• when an individual indicates that they want to be added to a mailing list, they may receive a confirmation email and  may be required to confirm their intent to be added to the contact list, through a process called double opt-in;

• we will electronically inspect all of our customers’ contact lists to check for spam traps, dictionary attack patterns and lists that fail to meet our permission standards; and
• we will make use of an outbound call center which facility to call all of our opted-in clients in order to verbally validate their opt in records and contact permission.

The Federal Trade Commission (“FTC”) has recently issued its report on Self-Regulatory Principles for Internet Behavioral Advertising that promotes principles designed to encourage meaningful self-regulation with regard to Internet behavioral advertising within the industry. As evidenced by such report, the FTC maintains its support of self-regulation within the industry, however its message strongly encourages that industry participants come up with more meaningful and rigorous self-regulation or invite legislation by states, Congress or a more regulatory approach by the FTC. Such legislation or increased regulatory approach by the FTC may adversely affect our ability to grow the Company’s media division and effectively grow its behavioral targeting platform. Other laws and regulations have been adopted and may be adopted in the future, and may address issues such as user privacy, spyware, “do not email” lists, pricing, intellectual property ownership and infringement, copyright, trademark, trade secret, export of encryption technology, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, taxation, and quality of products and services. This legislation could hinder growth in the use of the Web generally and adversely affect our business. Moreover, it could decrease the acceptance of the Web as a communications, commercial and advertising medium. The Company does not use any form of spam or spyware and has policies to prohibit abusive Internet behavior, including prohibiting the use of spam and spyware by our Web publisher partners.

Consumer Protection and Privacy Rights

We do not facilitate the delivery of spam messages to mobile phone subscribers. Prior to the delivery of a multimedia message we ensure that there is an existing relationship between us, the Wireless Carrier or the Brand Owner, and the subscriber to whom the message is being delivered, in which the subscriber has agreed to receive advertising messages. We believe that a mobile phone is a personal communications device and that it should not be abused.

We collect personally identifiable information from consumers with the consumer’s permission. The consumer provides this permission by opting into one of our programs. We store personally identifiable information securely and do not use the data without the explicit, knowing permission of the consumer which is gained at the time we collect the data.

Our future Wireless Carriers or Brand Owner  customers retain the right to use data they have obtained through explicit permission from a consumer; for example, if a consumer provides an email address to receive information and updates. We rely on our customers’ consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each advertising campaign.  If our future Wireless Carriers or Brand Owner customers provide databases of their consumers, we will use this data on behalf of those customers, again pursuant to their consumer privacy policies. We rely on our Wireless Carriers and Brand Owner customers to collect and maintain such data with the appropriate precaution and responsibility as stated in their privacy policies. The premise is that both the website providing the ad space and the advertiser (1) have an opt-in relationship with the customer, (2) have an opportunity to share their consumer privacy policies with their customer, and (3) provide an opportunity to opt-out.

We collect certain technical data (such as type of browser, operating system, domain type, date and time of viewer’s response) when serving Internet advertisements. This type of information is defined by the Network Advertising Initiative as non-personally identifiable information. In addition, we use non-personally identifiable information that we receive from websites, pursuant to their consumer privacy policies, about their visitors’ general demographics and interests in order to target appropriate advertising to the websites.

We use “cookies,” among other techniques, to measure and report non-personally identifiable information to advertisers, such as the number of people who see their advertisements or emails and the number of times people see the advertisement. A cookie is a small file that is stored in a web user’s hard drive. Cookies cannot read information from the web user’s hard drive; rather they allow websites and advertisers to track advertising effectiveness and to ensure that viewers do not receive the same advertisements repeatedly.  Cookies, by themselves, cannot be used to identify any user if the user does not provide any personally identifiable information. They can be used, however, to record user preferences in order to allow personalization features such as stock portfolio tracking and targeted news stories.

Patent

We presently utilize licenses under the terms of our Exclusive Marketing, Distribution and License Agreement with VTA in connection with our mobile VoIP calls and mobile advertising business. We have yet to exercise our option to purchase patent application #12/164,259 entitled “Data communications between short-range enabled wireless devices over networks and proximity marketing to such devices” filed with the United States Patent and Trademark Office on June 30, 2008, owned by VTA for $3.5 million vide an Option Agreement that was executed between us and VTA on April 8, 2010. The option to purchase the patent application ends on April 7, 2011, 12 months after the date of the Option Agreement. Pursuant to the Option Agreement, the one-time license fee of $500,000 payable by us to VTA under its license agreement and the license fee of $500,000 payable by Info-Accent to VTA under its license agreement will form part of the purchase consideration should we exercise its option to purchase the patent.

Employees and Employment Agreements

At present, we have do not have any employees in the U.S. Our wholly owned Malaysian subsidiary, Info-Accent, has three employees, including our Chief Executive Officer, Aik Fun Chong, our Treasurer and Chief Financial Officer, Hon Kit Wong; and our Assistant Finance Manager, Siew Hong Lua. Mr. Chong and Mr. Wong have similar officer positions at Global MobileTech. Our CEO and CFO are paid by Info-Accent under the terms of employee contracts pursuant to which they also render services to our company, Global MobileTech. None of our officers or Directors has an employment agreement with us. An additional seven workers at Info-Accent are paid on a contract basis.

ITEM 1A.  RISK FACTORS

Our operations and securities are subject to a number of risks. We have identified and discussed the material risks that we are likely to face.  Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

RISKS RELATED TO OUR COMPANY AND OUR MOBILE VOIP CALLS AND MOBILE ADVERTISING BUSINESS

In order to acquire the licenses necessary to launch our new business in mobile VoIP calls and mobile advertising in the United States and the intellectual rights upon which the business is based,  and in order to exercise our option to purchase the patent application we will need to raise an additional $2.5 million by April 2011.

Under the terms of our Exclusive Marketing, Distribution and License Agreement with VyseTECH Asia Sdn Bhd or VTA dated March 15, 2010, we must pay VTA a onetime license fee of $500,000 by March 15, 2011. In addition, on April 8, 2010, we entered into an Option Agreement with VTA under which we have the right to acquire a patent owned by VTA for $3.5 million, of which $1 million will be satisfied by the payments of the license fees under their respective license agreement by Info-Accent and ourselves. We must exercise the option to purchase the patent by April 7, 2011.

In order to pay the license fees and to exercise the option to purchase the patent from VTA, we will need to raise or earn an aggregate of at least $2.5 million. If we are unable to raise the necessary funds to pay the license agreement fees through debt or equity financing we will lose our licenses and will be unable to pursue our new mobile VoIP business in the United States.

We will need additional financing in order to launch our new proposed businesses.

We currently do not have sufficient capital resources to launch our new proposed businesses that include mobile VoIP calls and mobile advertising in the U.S.  In addition to the $0.5 million to pay the amount owing under our license agreement dated March 15, 2010 and the $2.5 million to exercise our option to purchase a patent application from VTA, we will need to raise funds to launch our new business in North America and expand the business in Asia.  We estimate that we will require $400,000 to finance the set-up cost and working capital of our new business in the U.S. and to further expand Info-Accent’s business in Asia. In addition to internally generated funds, we will need to raise additional funds from equity or debt financing for our future working capital requirements. We will continuously evaluate our financing requirements and may decide to consider alternative modes of financing. We intend to allocate additional working capital, if any, to fund our advertising campaign for our new products and services. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	The progress of our sales and marketing efforts in new geographical regions;
•	Our ability to establish and maintain strategic partnerships;
•	The costs of asserting or defending patent claims or other intellectual property rights;
•	The costs of expanding sales or distribution capabilities; and
•	The commercial success of our products.

No assurances can be given that we will be able to raise such equity or debt capital in the future on terms favorable to us, or at all.  The lack of availability of additional capital could cause us to curtail our operations and/or delay or prevent the launch and marketing of our new businesses.

We do not have extensive experience in raising equity or debt capital and therefore it may be difficult for us to raise the funds that we need in order to pay our license fees, launch our new business and exercise our option to purchase a patent application covering the technology necessary for our business, especially in the current economic situation.

To date, we have raised an aggregate of approximately $246,027 in equity capital, and $18,000 in debt capital since our inception in December 2007. While our shares of common stock have been quoted on the OTC Bulletin Board since April 2009, there has been no trading activity of any kind in our quoted shares. In addition, given the economic crisis and given the uncertainty as to whether there will be a significant economic recovery, it is currently very difficult to raise equity or debt capital for a company which is entering a new business, which does not have extensive experience in raising capital and does not have any public trading in its shares of common stock.

Our new management and Board of Directors are all citizens of Malaysia who live in Malaysia and who do not have extensive experience operating in the North American market.

All of our officers and the members of our Board of Directors live and work in Malaysia.  Several of them, including our Chief Executive Officer and Chief Financial Officer also have such positions with our wholly owned Malaysian subsidiary, Info-Accent pursuant to employment contracts.  Few of our new management and Board of Directors have experience operating in North America.  They will need to hire staff in the U.S. in order to launch and manage our new business of providing mobile VoIP calls and mobile advertising services in the U.S.

Under the terms of our license agreement with VTA and that of our Malaysian subsidiary Info-Accent, we must meet minimum annual sales volume and if we fail to meet such sales volume for two consecutive years our licenses will become non-exclusive in the relevant market

If we fail to meet minimum annual sales volume requirements of $1 million under our license agreement with VTA for two consecutive years from the date of our license agreement, that is for the years ending March 15, 2011, and March 15, 2012, our right to sell the products and services under the license agreement on an exclusive basis will automatically expire and we will have to operate on a non-exclusive basis which could be very detrimental to our business competitiveness.  The same is true of the license agreement between our subsidiary Info-Accent with regard to Asia, with the minimum annual sales volume requirement set at RM5.0 million (approximately $1.5 million). Especially in the North American market, it may be difficult for us to achieve the minimum annual sales volume requirement as we have to launch this new business for the first time in this market.

If, however, we exercise our option to purchase a patent application from VTA and terminate our license agreements, we will not be subject to these minimum annual sales volume requirements.

Instability in the credit market could have a material adverse effect on our results of operations and financial condition.

If we require debt financing, and such debt financing is not available, or is not available on terms and conditions acceptable to us, we may not be able to borrow money to finance our operations. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If we require such debt financing and this volatility and uncertainty persists, our ability to borrow money to finance such operations may be materially and adversely impacted, and the cost of such borrowing will be higher. In addition, we may find it difficult, costly or impossible to refinance any indebtedness that may be maturing. If interest rates are higher when any debt we may have is refinanced, we may not be able to continue to finance our operations and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations and financial condition.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause disruption of our operating resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations and enter into the mobile advertising industry. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively recruit, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	The announcement or introduction of new products and services by our competitors;
•	Damage to our image and brand as a result of third-party actions, such as the failure of our third-party technology providers to deliver anticipated technology;
•	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•	Our ability to attract and retain key personnel in a timely and cost effective manner;
•	Technical difficulties;
•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;
•	Regulation by foreign, federal, state or local governments; and
•	General economic conditions as well as economic conditions specific to the mobile phone industry.

As a result of our limited United States operating history and the uncertain nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately.  We have based our current and future expense levels largely on our plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.  Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition.  Due to the foregoing factors, our revenues and operating results are difficult to forecast.

The international nature of our operations exposes us to special risks.

We currently intend to continue to operate  within  the  United States and Asia. There are special risks related to doing business in Asia and other non-U.S. markets many of which are beyond the company's control, including, but not limited to:

•

unanticipated changes in tariffs, customs, duties and other trade barriers;

•

political and economic risks;

•

translation and transaction exposure from fluctuations in exchange rates of other currencies; and

•

potentially adverse tax and cash flow consequences resulting from operating in multiple countries with different laws and regulations.

We cannot assure you that our organic growth strategy will be successful which may result in a negative impact on our growth, financial condition, and results of operations and cash flow.

One of our strategies is to focus on classified advertisements and targeted to lower income earners and students. However, many obstacles to entering such new markets exist, including, but not limited to, development costs, costs associated with marketing efforts and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, and results of operations or cash flows.

If we are unable to successfully implement our business plan, our financial condition would be impaired.

If we are unable to successfully implement our business plan, our financial condition and performance would be impaired. Our business plan and strategy include numerous elements that may be difficult or costly to execute, and we may not be successful in implementing these elements and can provide no assurance that it will do so. We seek to exploit technology that often does not have well-established markets and in which there is great competition. Our ability to develop the new businesses, including our mobile VoIP communication services in the United States is unproven. Even if we successfully implement our business plans, there may be insufficient demand for our products and services, in which event we will not generate sufficient revenues to offset our planned expenditures, thereby having an adverse effect on our business operations and financial condition.

Failure to hire or retain qualified personnel could hurt our business.

Our future success and performance are dependent on our ability to identify, hire, train and retain experienced technical and marketing personnel, especially in the United States.  We face significant competition for employees with the skills required for our business.  There can be no assurance that we will succeed in attracting and retaining the services of qualified and experienced technical and marketing personnel.  Any inability may have in attracting and retaining such personnel could have materially adverse effects on our results of operations and financial condition.

We depend on key personnel.

We are dependent upon the continued services of our senior management. The loss of any of our senior management personnel or other key personnel, through incapacity or otherwise, could have a material adverse effect on our business and could require us to seek and retain other qualified personnel.

Delays in the implementation or cancellation of contracts may impact on our revenue and profitability.

We obtain contracts in which we sell our mobile VoIP communication and mobile advertising services to mobile operators and retail operators. Our contracts may be subject to significant delay or cancellation due to financial difficulties faced by our customers and delays or problems in our customers' operations.

We may incur significant costs to ensure compliance with the corporate governance and accounting requirements of the United States of America

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may never pay any dividends to shareholders.

We have not declared any cash dividends to our common stock and the Board of Directors does not expect to declare or distribute dividends for the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the result of our operations, cash flows and financial condition, operating and capital requirement, and other factors as the Board of Directors considers relevant. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

RISKS RELATED TO OUR COMMON STOCK

We will need to raise additional capital to pay our license agreement fees, to launch our new mobile VoIP business and the exercise the option to purchase the patent application from our licensor.  In so doing, we will further dilute the total number of shares issued and outstanding.  There can be no assurance that this additional capital will be available or accessible by us.

We will need to raise additional capital in the aggregate amount of at least $3.4 million over the next year and a half to pay our license agreement fees, to launch our new mobile VoIP business and to exercise the option to purchase the patent application from our licensor, by issuing additional shares of common stock and will, thereby, increase the number of common shares outstanding.  There can be no assurance that this additional capital will be available to meet these costs or, if the capital is available, that it will be available on terms acceptable to us.  If we are unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success will almost certainly be adversely affected.  If we are able to raise additional capital, we cannot be assured that it will be on terms that enhance the value of our common shares.

Currently, there is no active trading market for our securities on the OTC Bulletin Board, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is subject to significant price fluctuations.

We have a trading symbol for our common stock, GLMB, which permits our shares to be quoted on the OTCBB. However, our stock has yet to be traded (with the exception of a few trades in late May 2010) since approval of our quotation on the over-the-counter bulletin board by Financial Industry Regulatory Authority (“FINRA”) on April 15, 2009. Consequently, there can be no assurances as to whether:

•	any market for our shares will develop;
•	the prices at which our common stock will trade; or
•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.

Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

If we complete a financing through the sale of additional shares of our common stock in the future, then our shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock.  Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

Volatility in the market for our common stock may affect the ability of shareholders to sell their shares

Volatility in the market for our common stock may affect the ability of shareholders to sell their shares in the event the Shares are registered or become saleable under Rule 144.

The market for our stock is limited and our stock price may be volatile and our stock has yet to be traded. In the event the Shares are registered with the Securities and Exchange Commission pursuant to the 1933 Act, or they becomes saleable under Rule 144 of the 1933 Act, such volatility in the market price and tradability of our stock may cause our stockholders difficulty in selling their Shares in the marketplace.

Your ownership could be diluted by future issuance of our stock, options, warrants or other securities.

Your ownership in Global MobileTech may be diluted by future issuance of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock.  In particular, we may sell securities in the future in order to finance operations, expansions or particular projects or expenditures.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

When the trading price of a security is below $5.00 per share as is the case with our common stock, the open-market trading of the security is subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

The market for “Penny Stock” has experienced numerous fraud and abuses, which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•

“boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated  to  a  desired  level, along  with  the  inevitable  collapse  of  those  prices  with  consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

We have authorized, but unissued, shares of preferred stock available for issuance, which could negatively affect the value of our common stock.

Our Articles of Incorporation had authorized 10,000,000 preferred stock at par value of $0.001 per share, of which none have been designated or issued. Our Board of Directors has the power to issue any or all of these undesignated additional shares without shareholder approval; and such shares can be issued with such rights, preferences, and limitations as may be determined by our Board of Directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of us, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of common stock.

If an active trading market for our stock is developed, future sales of shares under Rule 144 could negatively affect the market price of our common stock.

If an active trading market for our stock on the OTC Bulletin Board is developed, then sales of common stock in the public market could adversely affect the market price of our common stock. There are at present 3,141,484 shares of common stock issued and outstanding. On December 10, 2007, we issued 300,000 shares of restricted common stock issued at $0.001 to three founders. On December 26, 2007, pursuant to an assignment of an Option to Purchase Agreement dated December 14, 2007 from Scott Wetzel one of our founders and former President/CEO, we exercised the option to purchased three patented mining claims located in Baker County, Oregon.  As a part of that transaction, we issued 200,000 shares of restricted common stock at $0.001 per share to owners of Ibex Minerals, Inc., a non-affiliated company. These 500,000 total outstanding shares have been registered with the Securities Exchange Commission and are currently restricted pursuant to Rule 144 promulgated by the SEC under the 1933 Act, but can be sold pursuant the S-1 registration statement. Rule 144 provides, in essence, that a person holding restricted securities for six months from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than one year may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations.  None of the current outstanding restricted shares are available for resale pursuant to Rule 144.  The sale of some or all of the currently restricted shares of common stock could have a material negative impact upon the market price of the shares if a market for the share should develop in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Our principal executive offices are located at A-1-5 Block A Jaya One, 72A Jalan Universiti, 46200 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party at $3,125 per month. This lease expires on March 31, 2012.

We maintain our corporate office at 1312 North Monroe, Suite 750, Spokane WA 99201. This office space is leased from an unaffiliated party at $50 per month on a month-to-month  lease.

We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available as needed to accommodate future expansion of our operations.

On December 26, 2007, we purchased all rights, title and interest in the three patented claims comprising the Bayhorse Silver Mine from five owners of IBEX Minerals, Inc. The Bayhorse Silver Mine comprises three patented mining claims containing a total of 45 acres and 66 unpatented mining claims consisting of 1,365 acres.  The property was quit claimed to us and recorded on December 26, 2007 in the county assessor’s office in Baker City, Oregon and with the office of the United States Bureau of Land Management in Portland, Oregon so we have full legal ownership rights to the Bayhorse mining claims, including the mineral and water rights. The Bayhorse Property is located near the Snake River approximately 6.5 miles northeast of the town of Huntington, Oregon, in sections 8,9,16,17,19,20 and 21, T. 13 S., R. 45 E., Willamette Meridian.  The area is presently accessible by a well maintained county road. The registered mining claims are summarized below.

Unpatented Mining Claims	OMC #
BH 1 through BH 66	163188 through 163253

Patented Mining Claims	Mineral Survey Number
OK Quartz Load	M.S. 301
Rapid Quartz Load	M.S. 30o
Bayhorse Quartz Load	M.S. 133

In January 2008, our agents staked 66 unpatented mining claims surrounding the three patented claims, totaling approximately 1,365 acres.  We do not own the land that makes up the unpatented claims, but we have the right to explore for commercial mineralization and in the event commercial minerals exist, we may, under certain conditions, extract those minerals. It is the intention of our new management to dispose of the patented mining claims as soon as practicable and to pursue the business in mobile VoIP calls and mobile advertising services.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.   REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “GLMB.”  Since its quotation on OTC Bulletin Board on April 15, 2009, trading has been limited and sporadic and consequently there are no historical share prices to report.  Any future quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our transfer agent is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

Holders

As of September 30, 2010, there were 62 holders of record of our common stock.

We have issued an aggregate of 72,635 warrants to three holders that are exercisable at an exercise of $1.00 per share and expire on May 10, 2013. We have issued an additional 16,107 warrants to a holder which are exercisable at $1.00 per share and expire on September 13, 2013. The exercise price is subject to adjustments for stock splits, dividends and recapitalization.

Other than the warrants discussed above, there are no outstanding options or warrants to purchase our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

On June 11, 2009, we entered into Debt Conversion to Shares of Restricted Common Stock agreements under which two creditors converted a total of $3,700 of debt into an aggregate of 14,800 shares of common stock at $0.25 per share. The two creditors of the company were Scott Wetzel, the former President and CEO of Trevenex Resources, Inc., our predecessor corporation, and Achieve Publishing Group.

On July 1, 2009, we issued 50,000 unregistered shares of its common stock, par value $0.001, to Triax Capital Management, Inc. in exchange for (i) consulting services and (ii) $5,000 in cash. We sold these restricted shares to further capitalize the company in order to pay operating expenses and to execute its business plan. We relied on the exemption from registration provided by Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended (“Regulation D”), for sales to “accredited investors” (as such term is defined in Rule 501 of Regulation D). The purchaser represented that it is an “accredited investor.” The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On May 11, 2010, we entered into definitive agreements relating to the private placement of $94,425.50 of our securities through the sale of 145,270 shares of our common stock at $0.65 per share and three year warrants to purchase 72,635 shares of common stock at $1.00 per share to two accredited individuals and one accredited officer, Valerie Hoi Fah Looi. The purchasers in the private placement were Hong Choo Lim and Matthew Riedel. In conjunction with the private placement, there were no fees, commissions or professional fees for services payable. The placement was undertaken by our former officers. The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof, and Regulation D, Rule 505 promulgated by the SEC under the Act.

On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement to the Marketing, Distribution and License Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of Global MobileTech in lieu of a cash payment as full and final payment of the $500,000 license fee. We issued 769,000 shares of common stock at $0.65 per share for approximately $500,000 (RM 1,600,000) consideration. We relied on the exemption from registration provided by Section 4(2). The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On August 12, 2010, we issued 295,000 unregistered shares of its common stock, at $0.70 per share, to Digital Kiosk Technologies Sdn Bhd in lieu of cash payment for the acquisition of a Vendor Management Inventory software from Digital Kiosk Technologies Sdn Bhd by Info-Accent Sdn Bhd. We relied on the exemption from registration provided by Section 4(2). The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On September 1, 2010, we issued 100,000 shares of common stock at $1.00 per share, to Valerie Hoi Fah Looi, as stock compensation for her services rendered to GMT as Secretary and Director between March 25, 2010 and August 31, 2010. We relied on the exemption from registration provided by Section 4(2). The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On September 1, 2010, we issued 50,000 shares of common stock at $1.00 per share, to Mohd. Aris Bernawi, our Chairman as consideration for the assignment of all rights, interest and title in the methodology for the optimal sizing of a solar PV-wind hybrid power generation system. We relied on the exemption from registration provided by Section 4(2). The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

On September 14, 2010, we entered into definitive agreements relating to the private placement of $32,214 of our securities through the sale of 34,214 shares of our common stock at $1.00 per share and three year warrants to purchase 16,107 shares of common stock at $1.00 per share to an accredited individual. The purchaser in the private placement was Nor Fairolzukry. There were no fees, commissions or professional fees for services payable in conjunction with the private placement. We relied on the exemption from registration provided by Section 4(2). The offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale and no fees were paid in connection with the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes to those statements included elsewhere in this Annual Report. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report.

Our company, Global MobileTech, was organized under the laws of the State of Nevada on December 10, 2007, under our former name, Trevenex Resources, Inc. to engage in exploration of mineral properties in North America and specifically the Bayhorse Silver Mine.  We have been an exploration stage company and subsequently a development stage company that has been primarily engaged in the exploration of the Bayhorse Silver Mine, located in Baker County, Oregon.

During 2008 and 2009, we faced numerous difficulties and challenges in raising sufficient capital to commence and complete our planned mineral exploration program. In the light of this impediment, we decided to change our primary business and reorganize our organization structure, Board of Directors, and management to focus on the provision of mobile VoIP calls and mobile advertising services. It is the intention of our new management to dispose of the patented mining claims as soon as practicable and to pursue the business in mobile VoIP calls and mobile advertising services.

In 2010, we initiated the following steps to realize our new objective of becoming a provider of mobile VoIP calls and mobile advertising services globally:

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement with VyseTECH Asia Sdn Bhd, or VTA, a Malaysian corporation.  The license agreement relates to our acquisition of the exclusive marketing rights for products developed by VTA and  mobile VoIP calls and mobile advertising services for the express purpose of selling the products and  mobile VoIP calls and mobile advertising services in North America.  Subject to reaching certain goals, we will be authorized to continue to sell VTA’s products, VoIP calls, and mobile advertising services in the territory on an exclusive basis for the term of this license agreement.  In the event we do not meet certain minimum annual sales volumes ($1 million per year for the first three years) for two consecutive years, the agreement will revert to a non-exclusive agreement.  The provisions of the agreement required us to make a onetime only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement on March 15, 2010. On September 14, 2010, VTA agreed to extend the payment of the license fee to March 15, 2011.

Info-Accent Sdn Bhd or Info-Accent, a private Malaysian company, became a wholly owned subsidiary of Trevenex Acquisitions, Inc., a Nevada corporation that is a wholly owned subsidiary of GMT, on April 7, 2010. On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP calls and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.

The license agreement provides that Info-Accent shall pay a one-time license fee of RM1.6 million (approximately $500,000) to VTA and an additional RM1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP calls and mobile advertising related contracts and operating assets from VTA.  The purchase consideration of $500,000 to acquire existing mobile VoIP related contracts from VTA was progressively paid in cash to VTA during the months of April, May and June 2010. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of GMT in lieu of a cash payment as full and final payment of the $500,000 license fee.

On April 8, 2010, we executed an Option Agreement to purchase a patent application owned by VTA for $3.5 million.  The option to purchase the patent application ends 12 months after the date of the Option Agreement. Pursuant to the Option Agreement, the one-time license fee of $500,000 payable by Global MobileTech  to VTA under its license agreement and the license fee of $500,000 payable by Info-Accent to VTA under its license agreement will form part of the purchase consideration should we exercise the option to purchase the patent.

The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP calls and mobile advertising related contracts and operating assets from VTA has allowed Info-Accent to enter into the mobile VoIP calls and mobile advertising business to generate revenue immediately, without being exposed to any downside risks.

These actions are designed to leverage on the knowledge and experience of the new Directors and management team in the mobile VoIP calls and mobile advertising business to capture opportunities for growth.

During July 2010, we expanded our operations into the renewable energy business to include the design, integration, marketing and sales of solar PV-wind hybrid power generation applications in partnership with a Malaysian corporation, Powernique Technology Sdn Bhd ("Powernique"). Our partnership with Powernique has given us a jump start into the renewable energy business. We plan to implement our projects in collaboration with government agencies and telcos in Asia. Our entry into the renewable energy business is to insure that we will have another recurring revenue stream that will complement our mobile VoIP calls and mobile advertisement business segment.

We launched our solar PV-wind hybrid power generation applications in Malaysia during the third quarter of 2010 targeting government agencies, telecommunication companies and palm oil refiners. We plan to expand into other South East Asian countries and China during 2011.

Near-Term Goals and Strategic Objectives

Our goal is to establish Global MobileTech and our subsidiary Info-Accent as a leader in the emerging mobile VoIP calls, mobile advertising and the renewable energy business in Asia.

Our strategic objectives are:

i)

To establish further offices in the United States and Asia as well as enter into partnerships with parties synergistic to our business.

ii)

To build out the back-end infrastructure to support the operation of our mobile VoIP calls and mobile advertising network in the United States and other South East Asian countries such as Thailand and Singapore.

iii)

To create a competitive and integrated service by rolling out a business model that combines our user rewards program with the distribution of mobile advertisements. We have the unique capability of giving our community members the option of making “free but paid for” VoIP calls from their basic mobile or their smart phones.

iv)

To market our solar PV-wind hybrid power generation applications in Asia.

Our business model

We outsource our mobile VoIP and mobile advertising work to third party vendors to: (i) accelerate the commercial rollout of our business in a scalable manner, (ii) minimize our up-front investment and financial risks, (iii) enable us to offer products and services to our customers that we believe are best-in-class; and (iv) allow us to focus on our core competency in the development of mobile VoIP calls and mobile advertising applications. We have adopted a similar model in rolling out our solar PV-wind hybrid power generation business.

Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Balance Sheets Data	June 30, 2010	June 30, 2009
Cash	$18,416	$60
Accounts receivable	3,066,296
Mining claims	40,000	40,000
License Agreement, net	965,107	-
Computer software, net	429,415	-
Furniture, net	1,460	-

Total assets	$4,521,694	$40,060
Total liabilities	$4,333,218	$13,012

	Year Ended	Year Ended
Statement of Operations Data	June 30, 2010	June 30, 2009
Revenues	$4,323,601	$-
Cost of goods sold	3,644,894	-
Gross profit	678,707	-

Operating expenses :
Professional fees	90,633	60,151
Rent expense - related party	2,400	2,400
Depreciation and amortization	49,580	-
Sales and marketing	188,048	-
General and administration - other	241,622	2,185
Total operating expenses	572,283	64,736

Income / (loss) from operations	106,424	(64,736)
Other expenses:
Interest expense	869	-

Provision for income taxes	48,919	-
Net income (loss)	$56,636	$(64,736)

Comparison of Year Ended June 30, 2010 to Year Ended June 30, 2009

During 2009 and the first quarter of 2010, we were a development stage company. Our subsidiary, Info-Accent, began generating revenues and incurring operating expenses in our current line of business commencing on April 8, 2010, following our acquisition of ongoing mobile VoIP calls and mobile advertising related contracts from VyseTECH Asia Sdn Bhd.

Revenues

For the year ended June 30, 2009, we did not generate any revenue. For the year ended June 30, 2010, our revenues were $4,323,601. The revenues were generated from the operations of our mobile VoIP calls and mobile advertising services by our Malaysian subsidiary, Info-Accent.

Cost of Sales

For the year ended June 30, 2010, cost of goods sold was $3,644,894 compared to $nil for the year ended June 30, 2009. The increased in cost of goods sold is attributable to revenue generated from our mobile VoIP calls and mobile advertising contracts.

Gross Profit

For the year ended June 30, 2010, our gross profit from our mobile VoIP calls and mobile advertising services was $678,707. Our gross margin as a percentage of revenue was 16%.

Operating expenses

Our total operating expenses for the year ended June 30, 2010 were $572,283 compared to $64,736 for the year ended June 30, 2009. The increase of $507,547 was attributed primarily to increase in general and administration expenses of $239,437, sales and marketing expenses of $188,048 and professional fees of $30,482.

              For the year ended June 30, 2010, general and administrative expenses were $241,622 compared to $2,185 for the year ended June 30, 2009. The increase was primarily attributed to development cost of $153,832, administration and clerical costs of $27,690, and stock-based compensation of $20,380.

Professional fees for June 30, 2010 were $90,633 compared to $60,151 for June 30, 2009. The increase was primarily attributed to audit and legal fees paid to professionals.

              For the year ended June 30, 2010, we incurred sales and marketing expenses of $188,048. There were no sales and marketing expenses for the year ended June 30, 2009. We incurred sales and marketing expenses relating to the promotion and marketing of Info-Accent's mobile VoIP and mobile advertising services in Asia.

Provision for Income Taxes

For the year ended June 30, 2010, we recorded a deferred income tax provision of $48,919. For the year ended June 30, 2009, we did not record any income tax provision. In 2009 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by effecting a 100% valuation allowance on the potential benefit as per ASC topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income / Loss

For the year ended June 30, 2010, net income was $56,636 compared to a net loss of $64,736 for the year ended June 30, 2009.

Assets

Our total assets for the year ended June 30, 2010 were $4,521,694 compared to $40,060 for the year ended June 30, 2009. The increase of $4,481,634 was mainly contributed by an increase in accounts receivable of $3,066,296, license agreement of $965,107 and computer software of $429,415.

Liabilities

Our total liabilities for the year ended June 30, 2010 were $4,333,218 compared to $13,012 for the year ended June 30, 2009, an increase of $4,320,206. This increase was mainly attributed to an increase in accounts payable of $3,041,809 and fees of $991,990 payable to our licensor, VTA under the Exclusive Marketing, Distribution and License Agreements entered with GMT and Info-Accent on March 15, 2010 and April 8, 2010 respectively.

 Liquidity and Capital Resources

For the year ended June 30, 2010, our principal sources of liquidity included cash and cash equivalents of $18,416 compared to $60 at June 30, 2009.  In addition, as of at June 30, 2010, accounts receivable, net of allowances were $3,066,296. There were no accounts receivable as of June 30, 2009. As of June 30, 2010, we had a working capital deficit of $1,199,615 compared to working capital deficit of $12,952 as of June 30, 2009. The change in working capital was primarily the result of our acquisition of two License Agreements totaling $991,990 and purchase of computer software and furniture totaling $453,553.  The acquisitions offset the increase in cash and accounts receivable.

For the year ended June 30, 2010, we generated $351,078 of cash from operations which was derived from a net profit of $56,636, increased by adjustments for depreciation, amortization and other adjustments of $105,952, and increased by changes in operating assets and liabilities of $188,490.

Investment activities consumed cash in the amount of $453,553 consisting of capital expenditures for computer software and furniture. For the year ended June 30, 2009, we did not incur any capital expenditure.

Financing activities provided net cash in the amount of $122,966 during the year ended June 30, 2010, related to the promissory notes that we issued to Marycliff Investment Corp. and Peter Swan Investment-Management Ltd. amounted to $500 and $17,500, respectively. In addition, $99,427 was raised from a private placement of our common stock and $5,539 represents an amount owing to Scott Wetzel, Raymond Kuh and Valerie Looi.

We intend to meet the balance of our cash requirements for the next twelve months through a combination of suppliers’ financing, debt financing, equity financing by way of private placements and revenues from our new business. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.  We may not raise sufficient funds to fully carry out our business plan.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the financial statements included in this Form 10-K.  Our critical accounting policies are:

Currency Conversion

The business of our mobile VoIP calls and mobile advertising is generally conducted in Malaysia.  The financial statements of the Company are translated from Ringgit Malaysia into U.S. Dollars in accordance with Accounting Standards Codification topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”.  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company and its subsidiaries apply the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104 (“SAB 104”) and the Company and its subsidiaries considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL MOBILETECH, INC. (FORMERLY TREVENEX RESOURCES, INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 AND 2009
PAGE
Report of Independent Registered Public Accounting Firm- 2010	31

Report of Independent Registered Public Accounting Firm- 2009	32

Financial Statements
Consolidated Balance Sheets as of June 30, 2010 and 2009	33
Consolidated Statements of Operations and Comprehensive Income (loss) for the Years Ended June 30, 2010 and 2009	34
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2010 and 2009	35
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009	36
Notes To Consolidated Financial Statements	37-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – 2010

To the Board of Directors and Stockholders of
Global MobileTech, Inc.:

We have audited the accompanying consolidated balance sheet of Global MobileTech, Inc. (a Nevada corporation and formerly Trevenex Resources, Inc.) and subsidiaries as of June 30, 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global MobileTech, Inc. and subsidiaries as of June 30, 2010, and the results of their consolidated operations and their consolidated cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
September 22, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - 2009

To the Board of Directors and Stockholders of

Global MobileTech, Inc.

(Formerly Trevenex Resources, Inc.)

Spokane, Washington

We have audited the accompanying balance sheet of Global MobileTech, Inc. (formerly Trevenex Resources, Inc.) (the “Company”) as of June 30, 2009, and the related statements of operations, stockholder’s equity, and cash flows for the fiscal year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009, and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company had a negative working capital and a deficit accumulated during the exploration stage at June 30, 2009, and had a net loss and cash used in operations for the fiscal year then ended, with no revenues earned during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

August 6, 2009

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009

ASSETS
	June 30,	June 30,
	2010	2009
Current Assets:
Cash	$ 18,416	$ 60
Accounts receivable- Trade	3,066,296	-
Total Current Assets	3,084,712	60

Property and Equipment:
Computer software	452,016	-
Furniture and office equipment	1,537	-
	453,553	-
Less - Accumulated depreciation and amortization	(22,678)	-

Net property and equipment	430,875	-

Other Assets:
Mineral properties - Available for sale	40,000	40,000
License Agreement (net of accumulated amortization of $26,883 in 2010)	965,107	-
Deposit	1,000	-

Total Other Assets	1,006,107	40,000

Total Assets	$ 4,521,694	$ 40,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable – Trade	$ 3,049,421	$ 7,612
Accrued liabilities	219,377	5,400
License agreement payable	991,990	-
Due to related party	5,539	-
Notes payable	18,000	-
Total Current Liabilities	4,284,327	13,012

Long-Term Liabilities:
Deferred income taxes	48,891	-

Total long-term Liabilities	48,891	-

Total Liabilities	4,333,218	13,012

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value: 10,000,000 shares
authorized; no shares issued or outstanding in 2010
and 2009, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000
shares authorized; 1,895,270 and 1,700,000 shares
issued and outstanding in 2010 and 2009, respectively	1,896	1,700
Additional paid-in capital	275,331	168,600
Accumulated other comprehensive ( loss)	(2,135)	-
Accumulated (deficit )	(86,616)	(143,252)

Total Stockholders' Equity	188,476	27,048

Total Liabilities and Stockholders' Equity	$ 4,521,694	$ 40,060

The accompanying notes to the financial statements are

an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Years Ended
	June 30,
	2010	2009

Revenues	$ 4,323,601	$ -
Cost of Goods Sold	(3,644,894)	-
Gross Profit	678,707	-

Expenses:
Professional fees	90,633	60,151
Rent expense - related party	2,400	2,400
Depreciation and amortization	49,580	-
Sales and marketing	188,048	-
General and administrative - Other	241,622	2,185
Total Operating Expenses	572,283	64,736

Income (Loss) from Operations	106,424	(64,736)

Other (Expense):
Interest expense	(869)	-
Total other expense	(869)	-

Income (Loss) Before Income Taxes	105,555	(64,736)

Provision for income taxes:
Current	-	-
Deferred	48,919	-

Net Income (Loss)	$ 56,636	$ (64,736)

Comprehensive Income (Loss):
Foreign currency translation adjustment	(2,135)	-

Total Comprehensive Income (Loss)	$ 54,501	$ (64,736)

Earnings (Loss) Per Common Share:
Earnings (Loss) per common share - Basic and Diluted	$ 0.03	$ (0.04)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,771,492	1,510,379

The accompanying notes to the financial statements are

an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES (FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Totals

Balance - June 30, 2008	-	$ -	1,500,000	$ 1,500	$ 118,800	$ -	$ (78,516)	$ 41,784

Common stock issued for cash	-	-	185,200	185	46,115	-	-	46,300

Common stock issued for conversion of accounts payable	-	-	14,800	15	3,685	-	-	3,700

Net (loss) for the period	-	-	-	-	-	-	(64,736)	(64,736)

Balance - June 30, 2009	-	-	1,700,000	1,700	168,600	-	(143,252)	27,048

Common stock issued for cash	-	-	165,270	166	99,261	-	-	99,427

Common stock issued for management consulting services	-	-	30,000	30	7,470	-	-	7,500

Foreign currency translation adjustment	-	-	-	-	-	(2,135)	-	(2,135)

Net income for the period	-	-	-	-	-	-	56,636	56,636

Balance -June 30, 2010	-	$ -	1,895,270	$ 1,896	$ 275,331	$ (2,135)	$ (86,616)	$ 188,476

The accompanying notes to the financial statements are

an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
	Years Ended
	June 30,
	2010	2009
Operating Activities:
Net (loss)	$ 56,636	$ (64,736)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Deferred income taxes	48,891	-
Depreciation and amortization	49,561	-
Common stock issued for services	7,500	-
Changes in assets and liabilities-
Deposit	(1,000)	-
Accounts receivable - Trade	(3,066,296)	-
Accounts payable - Trade	3,041,809	(1,366)
Accrued liabilities	213,977	5,400
Net Cash Provided by (Used in) Operating Activities	351,078	(60,702)

Investing Activities:
Purchases of computer software and furniture	(453,553)	-

Net Cash (Used in) Investing Activities	(453,553)	-

Financing Activities:
Proceeds from loan from related party	5,539	-
Proceeds from the issuance of notes payable	18,000	-
Proceeds from the issuance of common stock	99,427	46,300

Net Cash Provided by Financing Activities	122,966	46,300

Effect of Exchange Rate Changes	(2,135)	-

Net Increase (Decrease) in Cash	18,356	(14,402)

Cash - Beginning of Period	60	14,462

Cash - End of Period	$ 18,416	$ 60

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental Information of Noncash Investing and Financing Activities:

On December 26, 2007, the Company issued 200,000 shares of common stock in acquisition of three mining claims, valued at $20,000.

On June 12, 2009, the Company issued 14,800 shares of common stock valued at $0.25 per share in lieu of a payment of $3,700 indebted to its former President and CEO and a third party vendor.

On July 1, 2009, the Company issued 30,000 shares of common stock at $0.25 per share for management consulting services valued at $7,500.

On March 15, 2010, the Company entered into a five-year Exclusive Marketing, Distribution, and License Agreement with VyseTECH Asia Sdn Bhd ("VTA"), which required the Company to pay a onetime only license fee in the amount of $500,000 within six months of the execution of the agreement. On  September 14, 2010, VTA agreed to extend the payment date to March 15, 2011.

On April 8, 2010, Info-Accent Sdn Bhd ("Info-Accent"), a wholly owned subsidiary of the Company, entered into a five-year Exclusive Marketing, Distribution and License Agreement with VTA, which required Info-Accent pay a one-time only license fee of Ringgit Malaysia("RM") 1.6 million and an additional RM 1.6 million (approximately $491,990) within 90 days of the execution date of the agreement. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement, whereby VTA agreed to receive 769,000 shares of the Company's common stock in lieu of a cash payment.

On September 1, 2010, the Company issued 100,000 shares of common stock at $1.00 per share to Valerie Looi as compensation for her services rendered to the Company as Corporate Secretary and Director from March 25, 2010 through August 31, 2010. The Company accrued $20,380 of the compensation expense to the period from March 25, 2010 through June 30, 2010 for her services.

The accompanying notes to the financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc. (“Global MobileTech”, “GMT” or the “Company”) was incorporated under the laws of the State of Nevada on December 10, 2007 for the purpose of acquiring, exploring, and developing mineral properties. Although the Company acquired mineral property and related mineral rights - quartz load mining claims, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the mineral property, nor generated any revenue to date.

The management of the Company decided to transition from a mining exploration company to a provider of mobile Voice over Internet Protocol (“VoIP”) calls and mobile advertising services in the high growth mobile communications sector by entering into a five-year exclusive Marketing, Distribution and License Agreement (“License Agreement”) with VyseTECH Asia Sdn Bhd (“VTA”), a Malaysian corporation on March 15, 2010, for North American market. On April 8, 2010, a wholly owned Malaysian subsidiary, Info-Accent Sdn Bhd or Info-Accent entered into a five-year exclusive Marketing, Distribution and License Agreement (“License Agreement II”) with VTA for the Asian market. The License Agreements grant the Company exclusive marketing rights for products developed by VTA and related mobile VoIP calls and mobile advertising services for the express purpose of selling the products and related mobile VoIP calls and mobile advertising services in North America and Asia.

Formation of Trevenex Acquisitions, Inc.

On September 1, 2009, the Company formed a wholly owned subsidiary, Trevenex Acquisitions, Inc. under the laws of the State of Nevada.  Trevenex Acquisitions, Inc. is currently inactive.

Formation of Info-Accent Sdn Bhd

On April 7, 2010, Info-Accent Sdn Bhd or Info-Accent, a privately held Malaysian company, became a wholly owned subsidiary of Trevenex Acquisitions, Inc.

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements and with Form 10-K and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Trevenex Acquisitions, Inc. and Info-Accent Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal year end

The Company has elected June 30 as its fiscal year end date.

Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company and its subsidiaries consider all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

Impairment of long-lived assets

In accordance to with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended June 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Revenue recognition

Info-Accent Sdn Bhd, a wholly owned Malaysian subsidiary, commenced operations on April 7, 2010. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104 (“SAB 104”) and considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives its revenue from sales contracts with customers with revenues being generated upon the product or services have been rendered.

Accounts Receivable and Allowance for Doubtful Accounts

 The Company  recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2010, and 2009, the Company had no allowance for doubtful accounts.

Stock-based compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

Earnings per Common Share

Earnings/loss per common share is computed pursuant to FASB ASC Topic 260, Earnings per Share.  Basic net income/loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income/loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the period ended June 30, 2010, and 2009.

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

Fair Value of Financial Instruments

The Company has adopted FASB ASC Topic 825, Financial Instruments, and ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, it establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2010, or June 30, 2009, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period ended June 30, 2010, and 2009.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and June 30, 2009, and income and expenses for the periods then ended. Actual results could differ from those estimates made by management.

Foreign Currency Translation

The Company follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is Ringgit Malaysia (“RM”). All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur. Foreign currency translations are included in other comprehensive income class.

The reporting currency of the Company is United States Dollar ("US$"). In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, "Translation of Financial Statement", using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective year:

	2010	2009
Year end RM: US$1 exchange rate	3.2521	-
Annual average RM: US$1 exchange rate	3.2503	-

Property and Equipment.

Office furniture and computer software are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, whichever is shorter, if applicable. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Furniture and computer software are depreciated and amortized over estimated useful lives ranging from 3 to 5 years.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB ASC 220 Comprehensive Income. ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RM to US$. For the year ended June 30, 2010, the only components of comprehensive income were the net income for the period and the foreign currency translation adjustments, which was a loss of $2,135.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 2 – DEVELOPMENT STAGE AND OPERATIONAL COMPANY

We were an exploration company from date of inception (December 10, 2007) to March 15, 2010.  Starting March 15, 2010, we were a development stage company. Accordingly, all losses accumulated since inception had been considered as part of our development stage activities.

Beginning April 8, 2010, we were deemed an operational company. The commencement of our planned principal operations indicated that we were no longer subject to the provisions as defined by the Financial Accounting Standards Board’s (“FASB”), Accounting Standards Codification Topic 915 “Development Stage Entities.” Our financials therefore are presented as an operational company.

As described in the accompanying consolidated financial statements, the Company realized a net profit of $56,636 for the year ended June 30, 2010, and as of that date, the Company’s current liabilities exceeded its current assets by approximately $1,199,615. To further improve our working capital, we have reached an agreement with VyseTECH Asia Sdn Bhd to extend payment of the $500,000 license fee to March 15, 2011 (as discussed in Note 13). Per the accompanying consolidated financial statements, the Company had net positive cash inflow from operations at June 30, 2010 of $351,097 and management intends to continue to operate on a positive cash flow basis going forward. On July 7, 2010, the Company closed a private placement for a total of 769,000 shares of its common stock for aggregate net proceeds of $499,850 (as disclosed in Note 13). In addition, a shareholder of the Company has committed to provide funding to GMT, as necessary, to continue expansion of its operations.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

The Company did not record depletion of mineral properties as it has not started production from such mining claims. Depletion expense for the next five (5) fiscal years is undeterminable as the Company has not commenced its planned operations.  Subsequent to the locating and recording of the 66 unpatented mining claims by Minex Exploration, the management of the Company determined that such claims were of no future utility to the Company. As such, the cost of the claims, amounting to $34,354, was expensed in fiscal 2008. Due to the Company’s change in business direction, the Company considers its remaining three (3) patented mining claims as assets available for sale.

NOTE 4 – PROPERTY AND EQUIPMENT

	As of June 30,
	2010	2009

Computer Software	$ 452,016	$ -
Furniture	1,537	-
	453,553	-
Less : Accumulated Depreciation	22,678	-
	$ 430,875	$ -

The depreciation and amortization expense recorded was $22,678 and $0 for the years ended June 30, 2010, and 2009 respectively.

NOTE 5 – CHANGE IN MANAGEMENT

Effective March 25, 2010, Mr. Scott Wetzel, Mr. Ted Wagner, and Mr. Raymond Kuh resigned as Directors and officers of the Company. Effective March 25, 2010, Mr. Mohd Aris Bernawi was appointed as Chairman and Director of the Company; Ms. Valerie Hoi Fah Looi was appointed as Secretary and Director of the Company; Mr. Aik Fun Chong was appointed as President and Chief Executive Officer of the Company; Mr. Hon Kit Wong was appointed as Chief Financial Officer and Treasurer; and Mr. Chee Hong Leong was appointed as Director of the Company.

NOTE 6 – NOTES PAYABLE

Notes payable as of June 30, 2010, and June 30, 2009, consisted of the following:

	June 30,
	2010	2009
Note payable to a non-financial entity, with interest at 6.00% per annum, with principal and interest due June 30, 2010, with an extension granted to September 30, 2010.	$500	$-

Note payable to a non-financial entity, with interest at 7.00% per annum, with principal and interest due June 9, 2010, with an extension granted to September 30, 2010.	17,500	-
	$18,000	$-

NOTE 7 – COMMON STOCK

Common stock

On June 11, 2009, the Company issued 185,200 shares of common stock for cash at $0.25 per share for total proceeds of $46,300.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

In May 2010, the Company issued 145,270 shares of common stock and 72,635 common stock purchase warrants pursuant to the private placement, where every two shares of the common stock purchased were entitled to a warrant to purchase one additional share of common stock at an exercise price of $1.00 per share and will expire three years from the date of subscription for cash at $0.65 per share for total proceeds of $94,426. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $44,882. All 72,635 warrants remain outstanding as of June 30, 2010.

Stock Option Plan

The Company’s Board of Directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007. The 2007 Plan was initiated to encourage and enable officers, Directors, consultants, advisors, and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the 2007 Plan.  No options have been issued or were outstanding under the 2007 Plan as of June 30, 2010, or June 30, 2009.

NOTE 8 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisition are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the year ended June 30, 2010, and 2009, were as follows (assuming a 15 percent effective tax rate):

	Years Ended
	June 30,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 18,871	$ 9,710
Change in valuation allowance	(18,871)	(9,710)

Total deferred tax provision	$ -	$ -

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

The Company had deferred income tax assets as of June 30, 2010, and June 30, 2009, as follows:

	June 30,
	2010	2009

Loss carryforwards	$ 40,359	$ 21,488
Less - Valuation allowance	(40,359)	(21,488)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended June 30, 2010, and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2010, and June 30, 2009, the Company had approximately $269,059, and $143,252, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the year ended June 30, 2010 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the year ended June 30, 2010 and 2009, respectively, are as follows:

	Years ended June 30,
	2010	2009
Current tax expense	$ -	$ -
Deferred tax expense	48,919	-

Provision for Malaysian income tax expense	$ 48,919	$ -

NOTE 9– RELATED PARTY TRANSACTIONS

The Company has been provided office space and secretarial services by its former Chief Executive Officer at $200 per month.  The Company paid $2,400 and $2,400 for June 30, 2010, and 2009, respectively, and as of June 30, 2010, the Company owed to the former officer $1,600.

As of June 30, 2010, a former Secretary and Treasurer loaned the Company $2,000. The loan was provided for working capital purposes, and is unsecured, bears interest at 6 percent (6%) per annum, with principal and interest due September 30, 2010.

As of June 30, 2010, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company $1,939. The amount due to Valerie Looi was for general and administration expenses paid by Valerie Looi on behalf of the Company.  This amount is unsecured, bears no interest and has no fixed terms of repayment.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 10 - EXCLUSIVE MARKETING, DISTRIBUTION, AND LICENSE AGREEMENT

On March 15, 2010, GMT entered into a five-year exclusive Marketing, Distribution, and License Agreement with VTA, a Malaysian corporation. The License Agreement relates to GMT acquiring the exclusive marketing rights for products developed by VTA and related mobile VoIP calls and mobile advertising services for the express purpose of selling the products and related mobile VoIP calls and mobile advertising services in North America. Subject to reaching certain goals, GMT will be authorized to continue to sell VTA’s products and related mobile VoIP calls and mobile advertising services in the territory on an exclusive basis for the term of this Agreement. In the event GMT does not meet certain minimum sales volumes, the License Agreement will revert to a non-exclusive agreement.

The provisions of the License Agreement require GMT to make a one-time only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement. On September 14, 2010, VTA agreed to extend the payment due date to March 15, 2011. GMT is currently undertaking a private placement of common stock to raise the necessary funds to part pay for the License Agreement, and provide operating capital to launch its new business in the United States.

On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP calls and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan. The License Agreement II provides that Info-Accent shall pay a one-time license fee of Ringgit Malaysia (“RM”) 1.6 million (approximately $500,000) to VTA and an additional RM 1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP calls and mobile advertising related contracts from VTA. The purchase consideration of $500,000 to acquire existing mobile VoIP related contracts from VTA were progressively paid in cash to VTA during the second quarter of 2010.  On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement to the Marketing, Distribution and License Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of Global MobileTech in lieu of cash payment as full and final payment of the $491,990 license fee.

NOTE 11 - SIGNIFICANT CONCENTRATION

Customer Concentration

For year ended June 30, 2010, six customers accounted for the balances comprising Accounts Receivable - Trade. We had no customers for the year ended June 30, 2009.

	Net Sales
	for the year ended
	June 30, 2010	June 30, 2009
Customer A	41.7%	-
Customer B	12.6%	-
Customer C	11.9%	-
Customer D	11.4%	-
Customer E	11.2%	-
Customer F	11.2%	-
	100.0%	-

Vendor Concentration

Vendor concentration for the years ended June 30, 2010, and 2009 were as follows:

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

	Net Purchases
	for the year ended
	June 30, 2010	June 30, 2009
Vendor A	33.0%	-
Vendor B	16.7%	-
Vendor C	13.4%	-
Vendor D	12.5%	-
Vendor E	12.2%	-
	87.8%	-

Five vendors accounted for substantially all cost of goods sold during the year ended June 30, 2010. The Company had no vendors for year ended June 30, 2009. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required.

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

On May 22, 2009, the FASB issued FASB Statement No. 164 (ASC Topic 958), “Not-for-Profit Entities: Mergers and Acquisitions ” (“SFAS No. 164”).  SFAS No. 164 (ASC Topic 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

On June 9, 2009, the FASB issued FASB Statement No. 166 (ASC Topic 860), “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140 ” (“SFAS No. 166”).  SFAS No. 166 (ASC Topic 860) revises the derecognization provision of SFAS No. 140 “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.  It also eliminates the concept of a "qualifying special-purpose entity."

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

In June 2009, the FASB issued FASB Statement 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 " ("SFAS No. 168").  SFAS No. 168 (ASC Topic 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (ASC Topic 105) is effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2010, the Board of Directors agreed to compensate the Chairman with a monthly amount of RM2,000 (approximately US$625)  to meet out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company.

On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement to the Marketing, Distribution and License Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of GMT in lieu of a cash payment as full and final payment of the $500,000 license fee. VTA further agreed to waive its entitlement to a three-year warrant with an exercise price of $1.00 per share for every two shares issued to VTA. Info-Accent completed the transaction contemplated by the Marketing, Distribution and License Agreement on July 7, 2010.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

On July 7, 2010, GMT closed a private placement for a total of 769,000 shares of its common stock to two accredited and three non-accredited investors as well as non-U.S. persons for aggregate net proceeds of $499,850 at an offering price of $0.65 per share.

On July 14, 2010, GMT announced the appointment of Powernique Technology Sdn Bhd, a Malaysian corporation, as its strategic partner in the management and implementation of solar-wind hybrid power generation for rural/remote island electrification and cell towers secured by GMT in Asia. The partnership with Powernique has  provided the Company an entry into the renewable energy business. It plans to implement  projects in collaboration with government agencies and telecommunication companies in Asia. Its entry into the renewable energy business is to insure that it will have another recurring revenue stream that will complement the mobile VoIP calls and mobile advertisement business segment.

On August 2, 2010, GMT entered into an Amended Registration Rights Agreement with the three investors in its May 2010 private placement offering. The three investors are Valerie Hoi Fah Looi, our Secretary and Director, Matthew Riedel, a pre-existing shareholder, and Hong Choo Lim. This amended agreement removes certain provisions related to liquidated damages payable by GMT to the investors in the case of failing to meet certain filing deadlines with regard to the registration statement and in the case of the registration statement not being continuously effective for certain extended periods of time. In addition the deadlines for initial filing of the registration statement and its effectiveness were extended to October 18, 2010.

On August 10, 2010, Info-Accent and Digital Kiosk Technologies Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase a Vendor Management Inventory software (“VMI Software”) for a total consideration of $206,500.  Under the terms of the Purchase Agreement, on August 12, 2010, GMT issued 295,000 shares of common stock, par value $0.001 per share at price $0.70 per share in lieu of cash payment as consideration for the VMI Software.

On September 1, 2010, GMT executed a Compensation Agreement with Valerie Hoi Fah Looi. Under the terms of the agreement, GMT issued 100,000 unregistered shares of its common stock priced at $1.00 per share to Valerie Hoi Fah Looi as compensation for her services rendered to the Company as Secretary and Director between March 25, 2010 and August 31, 2010.

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Mr. Aris Bernawi whereby the Chairman  assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. The methodology relates to finding the optimum configuration, among a set of system components, which meets the desired system reliability requirements with the lowest value of levelized cost of energy.  Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock, par value $0.001 per share at a price of $1.00 per share to Mr. Aris Bernawi in lieu of a cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock, par value $0.001 per share at price $1.00 per share, to Mr. Aris Bernawi in connection with the above acquisition.

On September 14, 2010, GMT entered into definitive agreements relating to the private placement of $32,214 of our securities through the sale of 32,214 shares of our common stock at $1.00 per share and three year warrants to purchase 16,107 shares of common stock at $1.00 per share to an accredited individual. The purchaser in the private placement was Nor Fairolzukry. There were no fees, commissions or professional fees for services payable in conjunction with the private placement.

On September 14, 2010, VTA and GMT executed a letter agreement to extend the payment due date for the $500,000 fee under the exclusive Marketing, Distribution, and License Agreement to March 15, 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2009, we dismissed our independent registered public accounting firm, Williams & Webster, P.S. The reports of Williams & Webster on our financial statements as of June 30, 2008, and for the period from December 10, 2007 (inception) through June 30, 2008, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.  The decision to change independent registered public accounting firm was approved by our Board of Directors.  During the period of our engagement of Williams & Webster, P.S., including the audit of our fiscal year ended June 30, 2008, and the review of the subsequent interim periods through June 12, 2009, (a) there were no disagreements with Williams & Webster on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Williams & Webster, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

On June 12, 2009, concurrently with the dismissal of Williams & Webster, our Board of Directors approved Li & Company, PC as our new independent registered public accounting firm to audit our financial statements for the fiscal years ended June 30, 2009 and 2008, and review our interim financial statements for the period ended September 30, 2009 and December 31, 2009.

On April 12, 2010, we dismissed our independent registered public accounting firm, Li & Company, PC.  The report of Li & Company on our financial statements for fiscal years ended June 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.  The decision to change independent registered public accounting firm was approved by our Board of Directors. During the period of our engagement of Li & Company from June 12, 2009 through April 12, 2010, including the audit of our fiscal year ended June 30, 2009 and the subsequent review of our interim periods through April 12, 2010, (a) there were no disagreements with Li & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li & Company, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

Effective April 12, 2010, we engaged Davis Accounting Group, P.C., as our new independent registered public accounting firm to review our interim financial statements for the period ended March 31, 2010 and audit our financial statements for our fiscal year ending June 30, 2010.

ITEM 9A(T)  CONTROLS AND PROCEDURES

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

We had previously disclosed in our 2009 Annual Report on Form 10-K  that we identified material weaknesses in our internal control over financial reporting because fundamental elements of an effective control environment were not present including independent oversight and review of financial reporting, the financial reporting processes and procedures, and internal control procedures by our Board of Directors as we have not established an audit committee and our full board has not been adequately performing those functions. There existed a complete overlap between management and our Board of Directors, with all three of our directors being members of management. Specifically, we did not have the ability to objectively monitor the processes and procedures of financial reporting as the individuals responsible for financial reporting also comprise all of the members of our Board of Directors. Additionally, due to insufficient staffing and lack of full-time personnel, it was not possible to ensure appropriate segregation of duties between incompatible functions and formalized monitoring procedures have not, to date, been established or implemented.  In the course of our assessment, we also identified that there were control deficiencies which were the result of our not maintaining a sufficient complement of personnel to ensure that financial information (both routine and non-routine) was adequately analyzed and reviewed on a timely basis to detect misstatements.

Steps Taken To Address Material Weaknesses

During 2010, we took the following steps to remediate our material weaknesses:

On March 25, 2010, we appointed Aik Fun Chong as our Chief Executive Officer and Hon Kit Wong as our Chief Financial Officer to improve the effectiveness of our disclosure controls and procedures. Additionally, we appointed  Siew Hong Lua as our Assistant Finance Manager and an Accounts Executive to maintain our  accounting records and prepare our financial reports. With the appointment of the four new personnel, we were able to (i) segregate duties between the personnel responsible for recording our financial transactions in a timely manner, duly verified by our Chief Financial Officer before submitting to our Chief Executive Officer for his approval (ii) insure our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Following the appointment of a new Board of Directors, we established an audit committee on April 15, 2010, comprising of our directors, Chee Hong Leong and Valerie Looi (who is also our Corporate Secretary) to review and assist the board with its oversight responsibilities.  The establishment of the audit committee has further insured that the segregation of functions and controls and procedures are duly complied by the appointed executives. In establishing our audit committee, the Board of Directors have insured that at least one person on our audit committee, Chee Hong Leong, a Certified Public Accountant, fulfilled the definition of a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this Annual Report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework and Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting were effective as of June 30, 2010, to insure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding the required disclosure.

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

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors, Executive Officers, Promoters and Control Persons

The following sets forth certain information with respect to each of our Directors and executive officers as of September 30, 2010.

Name	Age	Position and Office	Year Appointed
Mohd Aris Bernawi	57	Director	2010
Valerie Hoi Fah Looi	52	Secretary, Director	2010
Chee Hong Leong	45	Director	2010
Aik Fun Chong	37	President, Chief Executive Officer	2010
Hon Kit Wong	33	Treasurer, Chief Financial Officer	2010

Set forth below is a brief description of the recent employment and business experience of our officers and Directors:

Mohd Aris Bernawi, 57, has 31 years experience in shared telecommunications infrastructure (domestic and international) management, resource assignment for wired and wireless services, including the creation of computerized management and monitoring of resource assignment (spectrum and numbering).  Prior to his appointment as Chairman and Director of Global MobileTech, he served as Senior Director at the Malaysian Communications and Multimedia Commission (“MCMC”) from 1999 to 2010, specializing in government communications and multimedia regulatory mediation.  Aris started his career at the Ministry of Defense (Defense Research Centre) in 1974 and later joined the Telecommunications Department of Malaysia in 1977 upon completion of his first degree at Portsmouth Polytechnic, England. He was appointed Deputy Director General of the Telecommunications Department in 1994 before joining MCMC in 1999. He is a Fellow of the Institution of Engineers Malaysia (IEM), registered with Board of Engineers Malaysia (BEM), member of the Institution of Engineering and Technology (IET) and chartered engineer with Engineering Council, United Kingdom.

Valerie Hoi Fah Looi, 52, is currently serving as Director and Secretary of Global MobileTech and our wholly owned U.S. subsidiary, Trevenex Acquisition, Inc. Prior to joining our company, she held the position of Director and Secretary at Secured Digital Applications, Inc. from April 1999 to March 2009. Currently, Ms. Looi is a Director of China Mobile Media, Inc. and oversees its business development and corporate services in Asia and has served in that capacity since April 2009. Prior to her assuming her role in Secured Digital Applications, Inc. she has served as the Senior Vice President, Corporate Affairs of Secured Digital Applications (M) Sdn Bhd, a Malaysian company that was subsequently reverse merged with and into Secured Digital Applications, Inc. in 1999. She has over 20 years of experience in corporate affairs and human resource management. Ms. Looi obtained her Diploma in Management from the Malaysian Institute of Management.

Chee Hong Leong, 45, graduated with a Bachelor of Arts in Accounting from Ulster University, Northern Ireland in 1989. He is a Fellow of the Association of Chartered Certified Accountants, United Kingdom and Chartered Accountant of the Malaysian Institute of Accountants. He served as the Chief Financial Officer of Secured Digital Applications, Inc. from January 2000 until his resignation in November 2005.  Prior to joining Secured Digital Applications, Inc., he held a senior position at Industrial Concrete Products Sdn Bhd, a subsidiary of a Malaysian public listed company, from April 1994 to December 1999. He resigned from Secured Digital Applications, Inc. in November 2005 to join a multinational company based in China.

Aik Fun Chong, 37, is currently serving as Chief Executive Officer of Global MobileTech, as well as our wholly owned Malaysian subsidiary Info-Accent and our wholly owned U.S. subsidiary Trevenex Acquisitions, Inc. and is responsible for strategic planning and day-to-day operations of our company. From March 2005 through August 2008, he served as Accountant at Revenue Valley Sdn Bhd. From September 2008 to June 2009, he served as Chief Accounting Officer for a U.S. holding company with subsidiaries in Malaysia and was responsible for day-to-day accounting and treasury functions, corporate finance and operational matters. From July 2009 to February 2010, he served as Chief Executive Officer of VyseTECH Asia Sdn Bhd. He has over 13 years of financial, accounting and operational experience in local and international firms dealing in food and beverage, trading and manufacturing. Mr.

Chong holds a Bachelor of Commerce (Accounting) from University of Southern Queensland, Australia. He is a Chartered Accountant of the Malaysian Institute of Accountants and a Certified Practising Accountant of CPA Australia.

Hon Kit Wong, 33, is currently serving as the Chief Financial Officer of Global MobileTech, as well as our wholly owned Malaysian subsidiary Info-Accent and our wholly owned U.S. subsidiary Trevenex Acquisitions, Inc. and is responsible for the financial and accounting functions of our company. From October 2000 to December 2006, he served as Assistant Branch Manager of Minply Sdn Bhd. From January 2007 to February 2010, he served as a Finance Manager of VyseTECH Asia Sdn Bhd. He graduated with a Bachelor of Arts (Accounting and Finance) from University of East London, United Kingdom in September 2000.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

We adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers in July 2008. We will provide to any person, without charge, upon request, a copy of our Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers.  Any person may make such a request by mailing the request addressed to our Chief Executive Officer and President, Aik Fun Chong at the address of our executive offices at 1312 North Monroe, Suite 750, Spokane, Washington 99201or by faxing such a request to (509) 328 8204.

Board Committees

We currently do not have standing nominating or compensation committees. Our Board of Directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish a nominating committee and a compensation committee of the Board of Directors as soon as practicable. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Chee Hong Leong and Valerie Hoi Fah Looi (Secretary) were appointed members of the audit committee on April 15, 2010. The Board of Directors has determine “ that at least ”one person on the audit committee, Chee Hong Leong, qualified as a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act. Chee Hong Leong met the SEC definition of an "independent" Director.

ITEM 11.   EXECUTIVE COMPENSATION

The table below sets forth the aggregate annual and long-term compensation paid by us during our fiscal years ended June 30, 2009 and  June 30, 2010 to our current President and Chief Executive Officer, Aik Fun Chong, and to our former President and Chief Executive Officer, Scott Wetzel (collectively the “Named Executive Officers”).

A. Summary Compensation Table

STOCK COMPENSATION TABLE
Name and	Fiscal	Salary	Bonus	Stock	Option	Non-Equity	Non-Qualified	All Other	Total
Principal	Year	($)	($)	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
Position				($)	($)	Compensation	Compensation	($)
						($)	Earnings
							($)
Aik Fun
Chong,
President,
CEO	2010	3,619	-	-	-	-	-	-	3,619
	2009	-	-	-	-	-	-	-	-
Scott Wetzel
Former
President,
Director,
CEO	2010	-	-	-	-	-	-	2,400	2,400
	2009	-	-	-	-	-	-	2,400	2,400

B. Narrative Disclosure to Summary Compensation Table

Aik Fun Chong, who was appointed as our President and CEO on March 25, 2010, entered into an employment agreement with Info-Accent on May 14, 2010 under which he is paid RM7,500 (approximately US$2,343) per month.  Mr. Chong is paid by Info-Accent under the terms of employee contract pursuant to which he also renders services to Global MobileTech. We have paid salary of $3,619 to our President and CEO for the fiscal year ended June 30, 2010.

Scott Wetzel, our  former President and CEO from December 10, 2007 to March 25, 2010, had not entered into formal written employment agreements with the company. From January 1, 2008 to June 30, 2010 Scott Wetzel, former President and CEO was to be compensated in the amount of $200 per month for providing office space, phones and secretarial services to the company pursuant to a lease agreement.  During the period from July 2008 to June 2009 the lease payments were accrued; of the $2,400 debt accrued on the lease, $2,200 of accrued debt was converted into 8,800 shares of common stock in June 2009 at $0.25 per share. We also paid $1,000 during the fiscal year  ended June 30, 2010, leaving an account payable to Scott Wetzel, former President and CEO under the lease agreement of $1,600 as of June 30, 2010.

None of our named executive officers were compensated by us for their services from our date of inception through March 2010. To date, no bonus or option compensation has been granted to our named executive officer.

C. Outstanding Equity Awards at Fiscal Year End

We have not issued any stock options since our inception, including to our Named Executive Officers.  We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

D. Compensation of Directors

Valerie Hoi Fah Looi received stock compensation of $20,380 for her services as a member of our Board of Directors and Secretary during the fiscal year ended June 30, 2010. On September 1, 2010, GMT executed a Compensation Agreement with Valerie Hoi Fah Looi. Under the terms of the agreement, GMT issued 100,000 unregistered shares of its common stock priced at $1.00 per share to Valerie Hoi Fah Looi as compensation for her services rendered to the Company as Secretary and Director between March 25, 2010 and August 31, 2010.

None of our other directors have received any compensation for their services as directors during the fiscal years ended June 30, 2009 and 2010.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ending June 30, 2010, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.  However, none of our executive officers received any compensation during the last fiscal year from Global MobileTech, but were instead compensated by our wholly owned Malaysian subsidiary, Info-Accent.  None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our Board or Compensation Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of September 30, 2010, with respect to the beneficial ownership of the outstanding common stock and warrants by (i) any holder of more than five percent, (ii) each of our executive officers, directors and director designees, and (iii) our executive officers, directors and director designees as a group. The percentage of beneficial ownership for the following table is based on 3,141,484 shares of common stock outstanding.

Name and Address of Beneficial Owner	Type of	Amount and Nature of	Percent of Class
(1)	Security	Beneficial Ownership (1)
Sunway Technology Development Ltd	Common stock	336,200	10.70%
Room 2103, Futura Plaza
111 How Ming Street
Kwun Tong
Hong Kong
Hong Choo Lim (2)	Common stock	176,000	5.60%
No. 3 Jalan SS2/29
47300 Petaling Jaya
Selangor, Malaysia
Keng Nam Looi	Common stock	168,750	5.37%
1-6A Jalan Desa 1/5
Desa Amn Puri, Kpg
Kuala Lumpur, Malaysia
Valerie Hoi Fah Looi (3,4)	Common stock	176,905	5.59%
Mohd Aris Bernawi (3)	Common stock	50,000	1.59%
Chee Hong Leong (3)		0	0%
Aik Fun Chong (5)		0	0%
Hon Kit Wong (6)		0	0%

All officers and directors as a group		226,905	7.18%

Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of September 30, 2010 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2) The holdings of Hong Choo Lim include 134,000 shares of common stock and a warrant to purchase 42,000 shares of common stock at $1.00 per share.

(3) Mohd Aris Bernawi, Valerie Hoi Fah Looi and Chee Hong Leong were appointed as Directors on March 25, 2010. Their address is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

(4) The holdings of Ms. Looi include 151,270 shares of common stock and a warrant to purchase 25,635 shares of common stock at $1.00 per share.

(5) Aik Fun Chong was appointed as President and Chief Executive Officer on March 25, 2010. His address is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

(6) Hon Kit Wong was appointed as Treasurer and Chief Financial Officer on March 25, 2010. His address is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

Equity Compensation Plan Information

The following table sets forth information about the common stock available for issuance under compensatory plans and arrangements as of June 30, 2010.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	-	$-	1,000,000
Equity compensation plans not approved by security holders	-	$-
Total	-	$-	1,000,000

(1)

On December 10, 2007, the shareholders of Trevenex Resources, Inc. our predecessor company, adopted the 2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the board of directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of the company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have been provided office space and secretarial services by our former Chief Executive Officer at $200 per month from January 1, 2008 to June 30, 2010 for providing office space, phones and secretarial services to the company.  During the period from July 2008 to June 2009 the lease payments were accrued; of the $2,400 debt accrued on the lease, $2,200 of accrued debt was converted into 8,800 shares of common stock in June 2009 at $0.25 per share. We also paid $1,000 during the fiscal year ended June 30, 2010, leaving an account payable to Scott Wetzel, former President and CEO under the lease agreement of $1,600 as of June 30, 2010.

Director Independence

Our Board of Directors has concluded that our director, Chee Hong Leong, serving on the audit committee is “independent” based on the more stringent independence standard of the NASDAQ Stock Market applicable to directors serving on audit committees until his resignation. Chee Hong Leong, who was appointed to the Audit Committee on April 15, 2010, is “independent” based on the more stringent independence standard of the NASDAQ Stock Market applicable to directors serving on audit committees.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended June 30, 2009 and 2010, are set forth in the table below:

Fee Category	Year ended June 30, 2009	Year ended June 30, 2010
Audit fees (1)	$41,568	$50,541
Audit-related fees (2)	-	-
Tax fees (3)	$-	$-
All other fees (4)	1,971	-
Total fees	$43,539	$50,541

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 & 2.

Financial Statements See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-B.

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Trevenex Resources, Inc.(1)

3.2	3.2	Bylaws of Trevenex Resources, Inc.(1)

3.3	3.3	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Form 8-K, file no. 000-53493 , filed on May 18, 2010)

10.1	10.1	Option to Purchase Property Agreement between IBEX Minerals, Inc. and Scott Wetzel dated November 1, 2007 (1)

10.2	10.2	Assignment of Option to Purchase Property Dated December 14, 2007 (1)

10.3	10.3	Form of Subscription Agreement (1)

10.4	10.4	2007 Non-Qualified Stock Option and Stock Appreciation Right Plan Dated December 10, 2007 (1)

10.5	10.5	Geological Report from Minex Exploration, Inc. dated May 2008 (1)

10.6	10.6	Renewed Lease agreement between Trevenex Resources and Scott Wetzel dated January 1, 2009 (3)

10.7	10.7	Corporate Governance and Director’s Nominating Committee Charter (2)

10.8	10.8	Compensation Committee Charter (2)

10.9	10.9	Audit Committee Charter (2)

10.10	10.10	Corporate Governance Guidelines (2)

10.11	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 15, 2009)

10.12	10.2	Form of Debt Conversion to Shares of Restricted Common Stock (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 15, 2009)

10.13	10.1

Exclusive Marketing, Distribution and License Agreement between Trevenex Resources, Inc. and VyseTECH Asia Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on March 16, 2010)

10.14	10.1

Exclusive Marketing, Distribution and License Agreement  between Info-Accent Sdn Bhd and VyseTECH Asia Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on April 14, 2010)

10.15	10.2	Option to Purchase Agreement between Trevenex Resources, Inc. and VyseTECH Asia Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on April 14, 2010)

10.16	10.1	Amendment to Exclusive Marketing, Distribution and License Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 17, 2010)

10.17	10.1	Employment Contract between Chong Aik Fun and Info-Accent Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010)

10.18	10.2	Employment Contract between Wong Hon Kit and Info-Accent Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010)

10.19	10.1	Form of Subscription Agreement between the Company and each subscriber (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.20	10.2	Form of Warrant Purchase Agreement and Warrant (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.21	10.3	Supplemental Agreement between Info-Accent Sdn Bhd and VyseTech Asia Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.22	10.4	Registration Rights Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.23	10.5	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 22, 2010)

10.24	10.6	Registration Rights Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 22, 2010)

10.25	10.1	Form of Amended Registration Rights Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on August 4, 2010)

10.26	10.1	Purchase Agreement between Digital Kiosk Technologies Sdn Bhd and Info-Accent Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on August 12, 2010)

10.27	10.1	Assignment Agreement between Mohd Aris Bernawi and Info-Accent Sdn Bhd (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.28	10.2	Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.29		10.3	Compensation Agreement between Global MobileTech, Inc. and Valerie Looi (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.30		10.1	Letter Agreement between VyseTECH Asia Sdn Bhd and Global MobileTech, Inc. (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 17, 2010)

14.1		14.1	Code of Business Conduct and Ethics (2)

14.2		14.2	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (2)

21.1			List of Subsidiaries (3)

31.1			Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)

31.2			Rule 13a-14/15d-14 Certification of Chief Financial Officer (3)

32.1			Section 1350 Certification of Chief Executive Officer (3)

32.2			Section 1350 Certification of Chief Financial Officer (3)

	(1)	Filed as an exhibit, numbered as indicated above, to the Registration Statement on Form S-1 (file no. 333-130696) filed on July 7, 2008, which exhibit is incorporated herein by reference.

	(2)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152358) filed on September 30, 2008, which exhibit is incorporated herein by reference.

	(3)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2010	GLOBAL MOBILETECH, INC

	By:	/s/ Aik Fun Chong
Name: Aik Fun Chong
Title: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohd. Aris Bernawi	Chairman and Director	September 30, 2010
Mohd. Aris Bernawi

/s/ Aik Fun Chong	President & CEO (Principal Executive	September 30, 2010
Aik Fun Chong	Officer)

/s/ Hon Kit Wong Hon Kit Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2010

/s/ Valerie Hoi Fah Looi Valerie Hoi Fah Looi	Secretary and Director	September 30, 2010

/s/ Chee Hong Leong Chee Hong Leong	Director	September 30, 2010