Form 10-Q
period 2010-09-30
GLOBAL MOBILETECH, INC.
filed 2010-11-15
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

Commission File Number:  000-53493

Global MobileTech, Inc.

 (Exact name of registrant as specified in charter)

Nevada	26-1550187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [   ]   No [X]

As of November 15, 2010, there were 3,141,484  shares of our common stock, $0.001 par value, issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

September 30, 2010 and 2009

Index to Consolidated Financial Statements

(Unaudited)

CONTENTS	Page
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010 (audited)	4
Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009	5
Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended September 30, 2010	6
Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009	7 to 8
Notes to the Consolidated Financial Statements	9 to 21

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010

ASSETS
	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Current Assets:
Cash	$ 14,734	$ 18,416
Accounts receivable - Trade	5,638,651	3,066,296
Total current assets	5,653,385	3,084,712

Property and Equipment:
Computer software	689,870	452,016
Furniture and office equipment	1,619	1,537
	691,489	453,553
Less - Accumulated depreciation and amortization	(54,886)	(22,678)
Net property and equipment	636,603	430,875

Other Assets:
Mineral properties - Available for sale	40,000	40,000
License Agreement (net of accumulated amortization of $52,984)	965,033	965,107
Methodology & Technology Assignment (net of accumulated amortization of $851)	50,190	-
Deposit	-	1,000
Total other assets	1,055,223	1,006,107
Total Assets	$ 7,345,211	$ 4,521,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$ 4,648,998	$ 3,049,421
Accrued liabilities	248,278	219,377
License agreement payable	500,000	991,990
Due to related party	4,182	5,539
Notes payable	20,000	18,000
Total current liabilities	5,421,458	4,284,327

Long-Term Liabilities:
Deferred income taxes	51,478	48,891
Total long-term liabilities	51,478	48,891
Total liabilities	5,472,936	4,333,218

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding on September 30,2010 and June 30, 2010, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 3,141,484 and 1,895,270 shares issued and outstanding on September 30, 2010 and June 30, 2010, respectively	3,142	1,896
Additional paid-in capital	1,162,648	275,331
Accumulated other comprehensive income (loss)	58,466	(2,135)
Accumulated income (deficit)	648,019	(86,616)
Total stockholders' equity	1,872,275	188,476

Total Liabilities and Stockholders' Equity	$ 7,345,211	$ 4,521,694

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three	For the Three
	Months ended	Months ended
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Revenues	$ 8,054,126	$ -

Cost of Goods Sold	(6,807,718)	-

Gross Profit	1,246,408	-

Expenses:
Professional fees	25,183	24,275
Rent expense - related party	-	600
Depreciation and amortization	56,206	-
Sales and marketing	95,156	-
General and administrative - Other	178,658	259
Total operating expenses	355,203	25,134

Income (Loss) from Operations	891,205	(25,134)

Other (Expense):
Interest expense	(347)	-
Total other (expense)	(347)	-

Income (Loss) Before Income Taxes	890,858	(25,134)

Provision for income taxes:
Current	(156,223)	-
Deferred	-	-

Net Income (Loss)	$ 734,635	$ (25,134)

Comprehensive Income:
Foreign currency translation adjustment	58,466	-

Total Comprehensive Income (Loss)	$ 793,101	$ (25,134)

Earnings (Loss) Per Common Share:
Basic	$ 0.36	$ (0.01)
Diluted	$ 0.35	$ (0.01)

Weighted Average Number of Common Shares Outstanding:
Basic	2,043,537	1,750,000
Diluted	2,073,341	1,750,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2010 AND JUNE 30, 2010

						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Totals

Balance - June 30, 2009	-	$ -	1,700,000	$ 1,700	$ 168,600	$ -	$ (143,252)	$ 27,048

Common stock issued for cash	-	-	165,270	166	99,261	-	-	99,427

Common stock issued for management consulting services	-	-	30,000	30	7,470	-	-	7,500

Foreign currency translation adjustment	-	-	-	-	-	(2,135)	-	(2,135)

Net income for the period	-	-	-	-	-	-	56,636	56,636

Balance -June 30, 2010	-	$ -	1,895,270	$ 1,896	$ 275,331	$ (2,135)	$ (86,616)	$ 188,476

Common stock issued for cash	-	-	32,214	32	32,181	-	-	32,213

Common stock issued for acquisition of fixed assets	-	-	295,000	295	206,205	-	-	206,500

Common stock issued as payment for acquisition of License Agreement	-	-	769,000	769	499,081	-	-	499,850

Common stock issued as payment for acquisition of methodology & technology assignment	-	-	50,000	50	49,950	-	-	50,000

Common stock issued as compensation to director	-	-	100,000	100	99,900	-	-	100,000

Foreign currency translation adjustment	-	-	-	-	-	60,601	-	60,601

Net income for the period	-	-	-	-	-	-	734,635	734,635

Balance -September 30, 2010	-	$ -	3,141,484	$ 3,142	$1,162,648	$ 58,466	$ 648,019	$1,872,275

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	For the Three Months Ended
	September 30,
	2010	2009
Operating Activities:
Net income (loss)	$ 734,635	$ (25,134)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income taxes	160,168	-
Depreciation and amortization	56,206	-
Common stock issued for services	61,453	7,500
Changes in assets and liabilities-
Deposit	1,000	-
Accounts receivable - Trade	(2,410,140)	-
Accounts payable - Trade	1,439,519	14,916
Accrued liabilities	(121,262)	(2,500)

Net Cash Provided by (Used in) Operating Activities	(78,421)	(5,218)

Investing Activities:	-	-

Net Cash (Used in) Investing Activities	-	-

Financing Activities:
Repayment to related party	(1,459)	-
Proceeds from the issuance of notes payable	2,000	500
Proceeds from the issuance of common stock	32,213	5,000
Net Cash Provided by Financing Activities	32,754	5,500

Effect of Exchange Rate Changes	41,985	-

Net Increase (Decrease) in Cash	(3,682)	282

Cash - Beginning of Period	18,416	60

Cash - End of Period	$ 14,734	$ 342

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

(Continued Below)

(Continued from Above)
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

On August 10, 2010, Info-Accent and Digital Kiosk Technologies Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase a Vendor Management Inventory software for a total consideration of $206,500. On August 12, 2010, GMT issued 295,000 shares of common stock, par value $0.001 per share priced at $0.70 per share in lieu of cash payment as consideration for the software.

On September 1, 2010, the Company issued 100,000 shares of common stock at $1.00 per share to Valerie Looi as compensation for her services rendered to the Company as Corporate Secretary and Director from March 25, 2010, through August 31, 2010. The Company has charged $79,620 as the compensation expense for the period from July 1, 2010, through August 31, 2010, for her services.

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

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc. ("Global MobileTech" or "GMT" or "the Company"), a Nevada corporation, was incorporated on December 10, 2007 as a mineral exploration company. The Company did not realize any revenue from its mineral exploration operations, achieved losses since its inception, and relied upon the sale of its securities to fund operations. During 2008 and 2009, the Company faced numerous difficulties and challenges in raising sufficient capital to commence and initiate its planned mineral exploration program.

The management of the Company decided to change its primary business and reorganize the Company’s organization structure, Board of Directors, and management to focus on the provision of mobile VoIP calls and mobile advertising services. It is the intention of the new management to dispose off the patented mining claims as soon as practicable, and to pursue the business in the development and sale of solar photovoltaic (“PV”)-wind and solar PV-biomass hybrid power generation applications; and development and sale of mobile VoIP calls and mobile advertising services.

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of September 30, 2010 and September 30, 2009 and for the three months ended September 30, 2010 and 2009 are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010 and September 30, 2009 and the results of its operations and its cash flows for the three months ended September 30, 2010 and 2009. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of June 30, 2010, filed with the SEC for additional information, including significant accounting policies.

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

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

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

Impairment of long-lived assets

In accordance to with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended September 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2010 and 2009, the Company had no allowance for doubtful accounts.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

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

Earnings /Loss per Common Share

Net earnings/loss per common share is computed pursuant to FASB ASC Topic 260, Earnings per Share.  Basic net earnings/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the three months ended September 30, 2010 and 2009.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of September 30, 2010 or June 30, 2010, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the three months ended September 30, 2010, and 2009.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and June 30, 2010, and expenses for the three months ended September 30, 2010 and 2009. Actual results could differ from those estimates made by management.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the three months ended September 30, 2010 and 2009:

	2010	2009
September 30 - RM: US$1 exchange rate	3.0887	-
Quarterly average - RM: US$1 exchange rate	3.1667	-

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

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB ASC 220 Comprehensive Income. ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RM to US$. For the three months ended September 30, 2010, the only components of comprehensive income were the net income for the period and the foreign currency translation adjustments, which was a gain of $58,466.

NOTE 2 – MINING CLAIMS

On November 1, 2007, the Company’s former President, CEO and significant stockholder, Scott Wetzel, acquired a ninety-day (90) option to purchase certain mining claims from IBEX Minerals, Inc. Scott Wetzel assigned his rights to this option to the Company upon its formation on December 10, 2007. On December 26, 2007, the Company exercised the option and purchased the three patented mining claims from IBEX Minerals, Inc. for (i) $20,000 and (ii) 200,000 shares of restricted common stock valued at $20,000, the estimated fair value on the date of acquisition and all the rights, title and interest in the three patented mining claims were deeded to the Company free of encumbrances and recorded in the County of Baker, State of Oregon. In January 2008, the Company retained Minex Exploration, Inc., an independent exploration contract company, and expended $34,354 to locate unpatented mining claims contiguous and surrounding the three patented mining claims. Minex Exploration, Inc. located 66 unpatented mining claims contiguous and surrounding the three (3) patented mining claims. Subsequently, these unpatented claims were recorded in the County of Baker, State of Oregon, and with the office of the United States Bureau of Land Management in Portland, Oregon. The three patented mining claims and 66 unpatented mining claims are referred to as the Bayhorse mining property.

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

The Company did not record depletion of mineral properties as it has not started production from such mining claims. Depletion expense for the next five fiscal years is undeterminable as the Company has not commenced its planned operations.  Subsequent to the locating and recording of the 66 unpatented mining claims by Minex Exploration, the management of the Company determined that such claims were of no future utility to the Company. As such, the cost of the claims, amounting to $34,354, was expensed in fiscal 2008. Due to the Company’s change in business direction, the Company considers its remaining three patented mining claims as assets available for sale.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

	As of September 30, 2010	As of June 30, 2010

Computer Software	$ 689,870	$ 452,016
Furniture	1,619	1,537
	691,489	453,553
Less : Accumulated Depreciation	54,886	22,678
	$ 636,603	$ 430,875

The depreciation and amortization expense recorded was $30,245 and $0 for the three months ended September 30, 2010 and 2009 respectively.

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

NOTE 5 – NOTES PAYABLE

Notes payable as of September 30, 2010 consisted of the following:

September 30,
2010
Note payable to a non-financial entity, with interest at 6.00% per annum, with principal and interest due June 30, 2010, with an extension granted to November 30, 2010.	$500

Note payable to a non-financial entity, with interest at 7.00% per annum, with principal and interest due March 9, 2010, with an extension granted to November 30, 2010.	$17,500

Note payable to a former director, with interest at 6.00% per annum, with principal and interest due June 7, 2010, with an extension granted to November 30, 2010.	$2,000

$20,000

NOTE 6 – COMMON STOCK

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

On July 1, 2009, GMT issued 50,000 shares of common stock at $0.25 per share for (i) $5,000 in cash and (ii) $7,500 related to management consulting services, or $12,500 of consideration in the aggregate.

In May 2010, GMT issued 145,270 shares of common stock and 72,635 common stock purchase warrants pursuant to the private placement, where every two shares of the common stock purchased were entitled to a warrant to purchase one additional share of common stock at an exercise price of $1.00 per share and will expire three years from the date of subscription for cash at $0.65 per share for total proceeds of $94,426. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $44,882. All 72,635 warrants remain outstanding as of September 30, 2010.

On July 7, 2010, Info-Accent and VyseTech Asia Sdn Bhd or VTA executed a Supplemental Agreement to the Marketing, Distribution and License Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of GMT in lieu of a cash payment as full and final payment of the $500,000 license fee. VTA further agreed to waive its entitlement to a three-year warrant with an exercise price of $1.00 per share for every two shares issued to VTA. Info-Accent completed the transaction contemplated by the Marketing, Distribution and License Agreement on July 7, 2010.

On August 10, 2010, Info-Accent and Digital Kiosk Technologies Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase a Vendor Management Inventory software for a total consideration of $206,500. Under the terms of the Purchase Agreement, on August 12, 2010, GMT issued 295,000 shares of common stock, par value $0.001 per share at price $0.70 per share in lieu of cash payment as consideration for the software.

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

Stock Option Plan

Our Board of Directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007. The 2007 Plan was initiated to encourage and enable officers, Directors, consultants, advisors, and other key employees to acquire and retain a proprietary interest in the our company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of our common stock may be subject to, or issued pursuant to, the terms of the 2007 Plan.  No options have been issued or were outstanding under the 2007 Plan as of September 30, 2010.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

NOTE 7 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisition are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the three months ended September 30, 2010 and 2009, were as follows (assuming a 15 percent effective tax rate):

Three Months Ended
	September 30, 2010	September 30, 2009
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 18,075	$ 3,770
Change in valuation allowance	(18,075)	(3,770)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of September 30, 2010 and June 30, 2010 as follows:

	As of September 30, 2010	As of June 30, 2010

Loss carryforwards	$ 58,434	$ 40,359
Less - Valuation allowance	(58,434)	(40,359)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2010 and June 30, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010 and June 30, 2010, the Company had approximately $389,562 and $269,059, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the three months ended September 30, 2010 due to the temporary differences from the excess of capital allowances over depreciation.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the three months ended September 30, 2010 and 2009, respectively, are as follows:

Three Months ended
	September 30, 2010	September 30, 2009
Current tax expense	$ 156,223	$ -
Deferred tax expense	-	-

Provision for Malaysian income tax expense	$ 156,223	$ -

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company $3,534. The amount due to Valerie Looi was for general and administration expenses paid by Valerie Looi on behalf of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

As of September 30, 2010, the Company owed Mohd. Aris Bernawi, the Chairman of the Company $648. The amount due to Aris was to compensate the Chairman for out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company.

NOTE 9 - EXCLUSIVE MARKETING, DISTRIBUTION, AND LICENSE AGREEMENT

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

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

NOTE 10 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT

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

The Company has utilized the optimal sizing procedure in the design and integration of its solar PV-wind hybrid power generation applications for:

     1. rural and remote island electrification; and

     2. powering remote radio base stations

NOTE 11 - SIGNIFICANT CONCENTRATION

Customer Concentration

For the three months ended  September 30, 2010, three customers accounted for the balances comprising Accounts Receivable - Trade. We had no customers for the three months ended  September 30, 2009.

	Net Sales
	for the three months ended
	September 30, 2010	September 30, 2009
Customer A	13.5%	-
Customer B	10.8%	-
Customer C	10.0%	-
	34.3%	-

Vendor Concentration

Vendor concentration for the three months ended September 30, 2010, and 2009 were as follows:

	Net Purchases
	for the three months ended
	September 30, 2010	September 30, 2009
Vendor A	17.7%	-
Vendor B	15.3%	-
Vendor C	15.2%	-
Vendor D	12.5%	-
Vendor E	13.3%	-
	72.0%	-

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

Five vendors accounted for substantially all cost of goods sold during the three months ended September 30, 2010. The Company had no vendors for the three months ended September 30, 2009. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required.

NOTE 12  - SEGMENT INFORMATION

We manage our business and aggregate our operational and financial information in accordance with two operating segments; namely (i) mobile VoIP calls and mobile advertising; and (ii) renewable energy;

Although we are able to track revenues by sales channel, the management, allocation of resources, and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of sales and total operating expenses.

The following table sets forth the revenue and percentage of revenue attributable to each of the Company's operating segments.

	For the Three Months Ended
	September 30,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue
Mobile VoIP Calls and Mobile Advertising	$5,860,044	73%	$-	-
Renewable Energy	2,194,082	27%	-	-
	$8,054,126	100%	$-	-

	Cost of Sales	% of Cost of Sales	Cost of Sales	% of Cost of Sales

Mobile VoIP Calls and Mobile Advertising	$5,052,579	74%	$-	-
Renewable Energy	1,755,139	26%	-	-
	$6,807,718	100%	$-	-

	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Calls and Mobile Advertising	$807,465	65%	$-	-
Renewable Energy	438,943	35%	-	-
	$1,246,408	100%	$-	-

	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Calls and Mobile Advertising	$503,747	57%	$-	-
Renewable Energy	387,111	43%	-	-
	$890,858	100%	$-	-

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

	As of September 30, 2010	As of June 30, 2010
Segment assets
Mobile VoIP Calls and Mobile Advertising	$5,929,074	$4,521,694
Renewable Energy	1,416,137	-
	$7,345,211	$4,521,694

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 to amend ASC 820, Fair Value Measurements and Disclosures to improve disclosures about fair value measurements.  This ASU provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and with respect to various activities in Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of the ASU effective January 1, 2010 did not have a material impact to the Company’s consolidated financial statements.  The disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  The Company does not anticipate that the adoption of these provisions of the ASU will have a material effect on its consolidated financial statements.

In February 2010, the FASB issue ASU No. 2010-09 to amend ASC 855, Subsequent Events with respect to certain recognition and disclosure requirements.  The amendments in this ASU are effective upon issuance.  The adoption of this ASU effective the current quarter ended June 30, 2010 did not have a material impact on the Company’s consolidated financial statements.

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

The financial information set forth in the following discussion should be read with the consolidated financial statements of Global MobileTech, Inc. and subsidiaries included elsewhere herein.

Overview

Global MobileTech, Inc. or GMT specializes in the provision of biomass energy products and renewable energy applications; and mobile VoIP calls and mobile advertising services.

GMT was established in December 2007 as a Nevada corporation and has two operating segments as follows:

   1.

The first segment handles the development and sale of mobile voice over internet protocol or VoIP calls and mobile advertising services.

   2.

The second segment is involved in the design, integration, marketing and sale of solar photovoltaic or PV-wind and solar PV-biomass hybrid power generation applications.  The biomass used in the power generation system includes oil palm bio-wastes and forest residues.

Our Renewable Energy Business

We help our customers to conceptualize, design and integrate renewable energy systems using biomass as feedstock for example oil palm biowastes and forest residues for conversion into renewable energy. Forest residues are converted to torrefied wood which is typically used as feedstock for co-firing with coal in existing coal-fired plants. The solar PV-wind and solar PV-biomass power generation systems that we design and build are based on the methodology developed by our Chairman. We do not manufacture any of the components used for the power generation systems. The components are sourced from various suppliers. We typically solicit competitive proposals from various component manufacturers, evaluate the proposals and recommend to our customers components that meet with their system performance specifications.

The services we render include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the biomass power generation system with solar PV to operate as a hybrid power generation system. The hybrid system was designed to help our customers to reduce their energy bills, increase operational efficiencies and utilizing their biowastes to produce clean energy that would otherwise have caused damage to the environment.  Our customers include owners and operators of oil palm plantations and palm oil mills; lumber and sawmill operators.

Quarter Highlights

During July 2010, we expanded our operations into the renewable energy business to include the design, integration, marketing and sale of solar PV-wind and solar PV-biomass hybrid power generation applications in partnership with Powernique Technology Sdn Bhd, a Malaysian corporation. Our entry into the renewable energy business is intended to develop another recurring revenue stream that will complement our mobile VoIP calls and mobile advertising business segment. We began generating revenue from the sale of our solar PV-biomass hybrid power generation application in Malaysia during our first fiscal quarter ended September 30, 2010.

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

We have utilized the optimal sizing procedure in the design and integration of the following renewable energy applications:

1)

solar PV-wind hybrid power generation for rural and remote island electrification; and  powering remote radio base stations, and

2)

solar PV-biomass hybrid power generation.

During September 2010, we expanded the scope of our strategic partnership with Powernique Technology Sdn Bhd to include the production and sale of torrefied wood to the United States; and countries within the European Union and Asia.

Results of Operations

The following table sets forth the Company’s consolidated statements of operations:

	Three Months Ended	Three Months Ended
Statement of Operations Data	September 30, 2010	September 30, 2009
Revenues	$8,054,126	$-
Cost of goods sold	6,807,718	-
Gross profit	1,246,408	-

Operating expenses :
Professional fees	25,183	24,275
Rent expense - related party	-	600
Depreciation and amortization	56,206	-
Sales and marketing	95,156	-
General and administration - other	178,658	259
Total operating expenses	355,203	25,134

Income / (Loss) from operations	891,205	(25,134)
Other expense
Interest expense	347	-

Provision for income taxes	156,223	-
Net income (loss)	$734,635	$(25,134)

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenues

For the three months ended September 30, 2010, our total revenues were $8,054,126 as compared to no revenues generated for the three months ended September 30, 2009. The revenues were generated by our Malaysian subsidiary, Info-Accent, from the operations of our mobile VoIP calls and mobile advertising business segment accounting for $5,860,044 of our revenues and revenues from our new renewable energy business segment amounting to $2,194,082.

Cost of Goods Sold

For the three months ended September 30, 2010, total cost of goods sold was $6,807,718 compared to $0 for the three months ended September 30, 2009. The increase in cost of goods sold was attributable to the increase in revenues generated from our mobile VoIP calls and mobile advertising contracts and renewable energy contracts.  The cost of goods sold for mobile VoIP calls and mobile advertising segment totaled  $5,052,579 and totaled $1,755,139 for our renewable energy segment.

Gross Profit

For the three months ended September 30, 2010, our total gross profit was $1,246,408 that included $807,465 gross profit from our mobile VoIP calls and mobile advertising segment and $438,943 gross profit from our new renewable energy segment. Our gross margin as a percentage of revenue was 15.5%.

Operating expenses

Our total operating expenses for the three months ended September 30, 2010 were $355,203 compared to $25,134 for the three months ended September 30, 2009. The increase of $330,069 was attributed primarily to an increase in general and administration expenses of $178,399, sales and marketing expenses of $95,156 and depreciation and amortization of $56,206.

For the three months ended September 30, 2010, general and administrative expenses were $178,658 compared to $259 for the three months ended September 30, 2009. The increase was primarily attributed to stock-based compensation of $79,620, administration and clerical costs of $28,421, payroll of $17,278 and development cost of $15,789.

For the three months ended September 30, 2010, we incurred sales and marketing expenses of $95,156. There were no sales and marketing expenses for the three months ended September 30, 2009. We incurred sales and marketing expenses relating to the promotion and marketing of Info-Accent's mobile VoIP and mobile advertising services in Asia.

Provision for Income Taxes

For the three months ended September 30, 2010, Info-Accent recorded an income tax provision of $156,223. For the three months ended September 30, 2009, we did not record any income tax provision. In 2009 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by effecting a 100% valuation allowance on the potential benefit as per ASC topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income / Loss

For the three months ended September 30, 2010, net income was $734,635 compared to a net loss of $25,134 for three months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $14,734. For the three months ended September 30, 2010, operations were primarily funded from internally generated funds.

Operating activities. Operating activities used net cash of $78,421 and $5,218 during the three months ended September 30, 2010 and 2009, respectively. Net cash used in operating activities during the three months ended September 30, 2010 was primarily attributable to an increase in accounts receivable of $2,410,140, reduced noncash adjustments of $277,827, and offset by increased accounts payable of $1,439519, reduced accrued liabilities of $121,262 and net income of $734,635. Net cash used in operating activities during the three months ended September 30, 2009 was primarily attributable to reduced noncash adjustment of $7,500 and offset by increased accounts payable of $14,916 and reduced accrued liabilities of $2,500 and net loss of $25,134.

Investing activities. There was no investing activity during the three months ended September 30, 2010 and 2009.

Financing activities. Cash generated from financing activities during the three months ended September 30, 2010 of $32,754 resulted from proceeds received from the private placement of our common stock totaling $32,213, a promissory note of $2,000 that we issued to our former officer, Raymond Kuh, and the amount owing to Aris Bernawi and Valerie Looi totaling $1,459.

On September 14, 2010 VyseTech Asia and GMT agreed to an extension of the $500,000 one time license fee due pursuant to the Exclusive Marketing, Distribution and License Agreement from September 15, 2010 to March 15, 2011. We intend to meet our cash requirements for the next nine months through a combination of suppliers’ financing, debt financing, equity financing by way of private placements and revenues from our two business segments. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan. In addition, on September 14, 2010, VTA agreed to extend the payment due date to March 15, 2011. GMT intends to pay the license fees of $500,000 from its internal generated funds.

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial statements, or any of our subsidiaries’ operating results, financial position, or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act)  that occurred during the quarter ended September  30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global MobileTech, Inc.

November 15, 2010	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

November 15, 2010	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)