Form 10-Q
period 2010-12-31
GLOBAL MOBILETECH, INC.
filed 2011-02-11
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2010

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

Yes [   ]   No [X]

As of February 10, 2011, there were 3,463,816 shares of our common stock, $0.001 par value, issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

December 31, 2010 and 2009

Index to Consolidated Financial Statements

(Unaudited)

CONTENTS	Page
Consolidated Balance Sheets as of December 31, 2010 (unaudited) and June 30, 2010 (audited)	4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2010 and 2009 (unaudited)	5
Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2010 (unaudited)	6
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 (unaudited)	7 to 8
Notes to the Consolidated Financial Statements	9 to 26

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Current Assets:
Cash	$ 75,135	$ 18,416
Accounts receivable - Trade	5,897,864	3,066,296
Total current assets	5,972,999	3,084,712

Property and Equipment:
Computer software	690,675	452,016
Furniture and office equipment	1,621	1,537
	692,296	453,553
Less - Accumulated depreciation and amortization	(89,565)	(22,678)
Net property and equipment	602,731	430,875

Other Assets:
Mineral properties - Available for sale	-	40,000
License Agreement (net of accumulated amortization of $78,480)	940,142	965,107
Methodology & Technology Assignment (net of accumulated amortization of $3,407)	47,694	-
Deposit	-	1,000
Total other assets	987,836	1,006,107
Total Assets	$ 7,563,566	$ 4,521,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$ 3,919,215	$ 3,049,421
Accrued liabilities	512,605	219,377
License agreement payable	500,000	991,990
Due to related party	2,427	5,539
Notes payable	-	18,000
Total current liabilities	4,934,247	4,284,327
Long-Term Liabilities:
Deferred income taxes	51,538	48,891
Total long-term liabilities	51,538	48,891

Total liabilities	4,985,785	4,333,218

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized;	-	-
no shares issued or outstanding in 2010 and 2009, respectively
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 3,377,422 and 1,895,270 shares issued and outstanding in
December 31, 2010 and June 30,2010, respectively	3,377	1,896
Additional paid-in capital	1,397,686	275,331
Accumulated other comprehensive income (loss)	67,911	(2,135)
Accumulated income (deficit)	1,108,807	(86,616)
Total stockholders' equity	2,577,781	188,476
Total Liabilities and Stockholders' Equity	$ 7,563,566	$ 4,521,694

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

	For the Three	For the Three	For the Six	For the Six
	Months ended	Months ended	Months ended	Months ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 8,183,586	$ -	$ 16,237,712	$ -

Cost of Goods Sold	(6,916,394)	-	(13,724,112)	-

Gross Profit	1,267,192	-	2,513,600	-

Expenses:
Professional fees	21,183	9,718	46,366	33,993
Rent expense - related party	-	600	-	1,200
Depreciation and amortization	62,032	-	118,238	-
Sales and marketing	192,452	1,610	287,608	1,610
General and administrative - Other	261,178	287	439,840	545
Total operating expenses	536,845	12,215	892,052	37,348

Income (Loss) from Operations	730,347	(12,215)	1,621,548	(37,348)

Other (Expense):
Interest expense	(230)	(107)	(577)	(107)
Loss on disposal of mining claims	(21,211)		(21,211)

Total other (expense)	(21,441)	(107)	(21,788)	(107)

Income (Loss) Before Income Taxes	708,906	(12,322)	1,599,760	(37,455)

Provision for income taxes:
Current	(248,114)	-	(404,337)	-
Deferred	-	-	-	-

Net Income (Loss)	$ 460,792	$ (12,322)	$ 1,195,423	$ (37,455)

Comprehensive Income:
Foreign currency translation adjustment	9,445	-	70,046	-

Total Comprehensive Income (Loss)	$ 470,237	$ (12,322)	$ 1,265,469	$ (37,455)

Earnings (Loss) Per Common Share:
Basic	$ 0.15	$ (0.01)	$ 0.49	$ (0.02)

Diluted	$ 0.14	$ (0.01)	$ 0.47	$ (0.02)

Weighted Average Number of Common Shares Outstanding:
Basic	3,144,390	1,750,000	2,447,719	1,750,000

Diluted	3,235,138	1,750,000	2,527,170	1,750,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED DECEMBER 31, 2010 AND JUNE 30, 2010

						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Totals

Balance - June 30, 2009	-	$ -	1,700,000	$ 1,700	$ 168,600	$ -	$ (143,252)	$ 27,048

Common stock issued for cash	-	-	165,270	166	99,261	-	-	$ 99,427

Common stock issued for management consulting services	-	-	30,000	30	7,470	-	-	$ 7,500

Foreign currency translation adjustment	-	-	-	-	-	(2,135)	-	$ (2,135)

Net income for the period	-	-	-	-	-	-	56,636	$ 56,636

Balance -June 30, 2010	-	$ -	1,895,270	$ 1,896	$ 275,331	$ (2,135)	$ (86,616)	$ 188,476

Common stock issued for cash	-	-	94,830	94	94,735	-	-	$ 94,829

Common stock issued for acquisition of fixed assets	-	-	295,000	295	206,205	-	-	$ 206,500

Common stock issued as payment for acquisition of License Agreement	-	-	769,000	769	499,081	-	-	$ 499,850

Common stock issued as payment for acquisition of methodology & technology assignment	-	-	50,000	50	49,950	-	-	$ 50,000

Common stock issued as compensation to director and officers	-	-	270,000	270	269,730	-	-	$ 270,000

Issuance of common stock for conversion of short term payable	-	-	3,322	3	2,654	-	-	$ 2,657

Foreign currency translation adjustment	-	-	-	-	-	70,046	-	$ 70,046

Net income for the period	-	-	-	-	-	-	1,195,423	$ 1,195,423

Balance -December 31, 2010	-	$ -	3,377,422	$ 3,377	$ 1,397,686	$ 67,911	$ 1,108,807	$ 2,577,781

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

	For the Six
	Months ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$ 1,195,423	$ (37,455)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Income taxes	404,337	-
Depreciation and amortization	118,238	-
Common stock issued for services	271,002	-
Changes in assets and liabilities-
Deposit	1,000	-
Accounts receivable - Trade	(2,665,586)	-
Accounts payable - Trade	706,018	8,255
Accrued liabilities	(107,825)	(3,100)
Accrued interest	-	107

Net Cash Provided by (Used in) Operating Activities	(77,393)	(32,193)

Investing Activities:	-	-

Net Cash (Used in) Investing Activities	-	-

Financing Activities:
Repayment to related party	(3,217)	-
(Repayment to) Proceeds from of notes payable	(20,000)	20,000
Proceeds from the issuance of common stock	97,332	12,500

Net Cash Provided by Financing Activities	74,115	32,500

Effect of Exchange Rate Changes	59,997	-

Net Increase (Decrease) in Cash	56,719	307

Cash - Beginning of Period	18,416	60

Cash - End of Period	$ 75,135	$ 367

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

On April 8, 2010, Info-Accent Sdn Bhd ("Info-Accent"), a wholly owned subsidiary of the Company, entered into a five-year Exclusive Marketing, Distribution and License Agreement with VTA, which required Info-Accent pay a one-time only license fee of Ringgit Malaysia ("RM") 1.6 million and an additional RM1.6 million (approximately $491,990) within 90 days of the execution date of the agreement. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement, whereby VTA agreed to receive 769,000 shares of the Company's common stock in lieu of a cash payment.

On August 10, 2010, Info-Accent and Digital Kiosk Technologies Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase a Vendor Management Inventory software for a total consideration of $206,500. On August 12, 2010, GMT issued 295,000 shares of common stock, par value $0.001 per share priced at $0.70 per share in lieu of cash payment as consideration for the software.

On September 1, 2010, the Company issued 100,000 shares of common stock at $1.00 per share to Valerie Looi as compensation for her services rendered to the Company as Corporate Secretary and Director from March 25, 2010, through August 31, 2010. The Company has charged $79,620 as compensation expense for the period from July 1, 2010, through August 31, 2010.

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Mr. Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock, par value $0.001 per share at a price of $1.00 per share to Mr. Aris Bernawi in lieu of a cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock, par value $0.001 per share at $1.00 per share, to Mr. Aris Bernawi in connection with the above acquisition.

On December 7, 2010, a creditor of the Company elected to convert the debt of $539 in exchange for 674 shares of our common stock at $0.80 per share.

On December 7, 2010, a former director of the Company elected to convert the debt of $2,118 in exchange for 2,648 shares of our common stock at $0.80 per share.

On December 29, 2010, the Company awarded an aggregate of 170,000 shares of the Company’s common stock to its directors and officers.

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

NOTE 1 –ORGANIZATION AND OPERATIONS

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

The management of the Company decided to change its primary business and reorganize the Company’s organization structure, Board of Directors, and management to focus on the provision of mobile VoIP communications and mobile advertising services.  On December 1, 2010, the Company disposed the patented mining claims to pursue the business in the development and sale of solar photovoltaic (“PV”)-wind and solar PV-biomass hybrid power generation applications; and development and sale of mobile VoIP communications and mobile advertising services.

Formation of Trevenex Acquisitions, Inc.

On September 1, 2009, the Company formed a wholly owned subsidiary, Trevenex Acquisitions, Inc. under the laws of the State of Nevada.  Trevenex Acquisitions, Inc. is currently inactive.

Formation of Info-Accent Sdn Bhd

On April 7, 2010, we formed a wholly owned subsidiary, Info-Accent Sdn Bhd or Info-Accent under the laws of Malaysia. Info-Accent is a wholly owned subsidiary of Trevenex Acquisitions, Inc. Info-Accent was established to capitalize on business opportunities and the fast growing economies in China and countries in South East Asia such as Singapore, Vietnam, Thailand, Indonesia and Malaysia.

The formation of Info-Accent was not subject to ASC 805-10-50-2 because it was not a business combination. The cost of incorporating Info-Accent was $754 which included payment to the Companies Commission of Malaysia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of December 31, 2010 and December 31, 2009 and for the three months and six months ended December 31, 2010 and 2009 are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2010 and December 31, 2009 and the results of its operations and its cash flows for the six months ended December 31, 2010 and 2009. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of June 30, 2010, filed with the SEC for additional information, including significant accounting policies.

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

DECEMBER 31, 2010, AND 2009

(Unaudited)

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

Impairment of long-lived assets

In accordance to with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the six months ended December 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2010 and 2009, the Company had no allowance for doubtful accounts.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

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

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Earnings /Loss per Common Share

Net earnings/loss per common share is computed pursuant to FASB ASC Topic 260, Earnings per Share. Basic net earnings/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during each period. Diluted net earnings/loss per common share is computed by dividing net earnings/loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. There were no dilutive shares outstanding for the six months ended December 31, 2009.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2010 and 2009, as they were anti-dilutive:

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended December 31, 2010	For the Interim Period Ended December 31, 2009
Warrants issued from May 2010 to December 2010 in connection with the Company’s equity financing inclusive warrants to purchase 120,050 shares at $1.00 per share	78,054	-

Stock options issued on December 29, 2010 to directors and officers options to purchase up to an aggregate of 170,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value.	1,397	-

Total potentially outstanding dilutive shares	79,451	-

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as December 31, 2010 or June 30, 2010, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended December 31, 2010 and 2009.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010 and June 30, 2010 and expenses for the six months ended December 31, 2010 and 2009. Actual results could differ from those estimates made by management.

Foreign Currency Translation

The Company follows the provisions of ASC 830, “Foreign Currency Translation”. The functional currency of our foreign subsidiary is Ringgit Malaysia (“RM”).  Assets and liabilities are translated from RM into U.S. dollars at the exchange rates prevailing at the balance sheet date. Foreign currency income and expense are re-measured at average exchange rates in effect during the period. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur. Foreign currency translations are included in other comprehensive income class.

The reporting currency of the Company is United States Dollar ("US$"). In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, "Translation of Financial Statement", using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the six months ended December 31, 2010 and 2009:

	2010	2009
December 31 - RM: US$1 exchange rate	3.0851	-
Quarterly average - RM: US$1 exchange rate	3.1433	-

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

Comprehensive Income

The Company presents comprehensive income (loss) under FASB ASC 220 Comprehensive Income. ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RM to US$. For the six months ended December 31, 2010, comprehensive income for the Company consists of net income for the period and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

On December 1, 2010, the Company had transferred and assigned all of its rights, title and interest in the three patented mining claims to repay a promissory note inclusive of interest totaling $18,789 against the original cost of the patented mining claims of $40,000. As a consequence, the Company suffered a loss of $21,211.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

	As of December 31, 2010	As of June 30, 2010

Computer Software	$ 690,675	$ 452,016
Furniture	1,621	1,537
	692,296	453,553
Less : Accumulated Depreciation	89,565	22,678
	$ 602,731	$ 430,875

The depreciation and amortization expense recorded was $64,444 and $0 for the six months ended December 31, 2010 and 2009 respectively.

NOTE 5 – NOTES PAYABLE

On December 1, 2010, the company had transferred and assigned all of its rights, title and interest in the three patented mining claims to repay a promissory note inclusive of interest totaling $18,789 against the original cost of the patented mining claims of $40,000. As a consequence, the Company suffered a loss of $21,211.

On December 7, 2010, a creditor of the Company elected to convert the debt of $539 in exchange for 674 shares of our common stock at $0.80 per share.

On December 7, 2010, a former Director of the Company elected to convert the debt of $2,118 in exchange for 2,648 shares of our common stock at $0.80 per share.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

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

In May 2010, GMT issued 145,270 shares of common stock and 72,635 common stock purchase warrants pursuant to the private placement, where every two shares of the common stock purchased were entitled to a warrant to purchase one additional share of common stock at an exercise price of $1.00 per share and will expire three years from the date of subscription for cash at $0.65 per share for total proceeds of $94,426. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $76,031.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

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

On September 14, 2010, GMT entered into definitive agreements relating to the private placement of $32,214 of our securities through the sale of 32,214 shares of our common stock at $1.00 per share and three-year warrants to purchase 16,107 shares of common stock at $1.00 per share to an accredited individual. The purchaser in the private placement was Nor Fairolzukry. There were no fees, commissions or professional fees for services payable in conjunction with the private placement. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $16,860.

On December 7, 2010, GMT issued 3,322 shares of its common stock at $0.80 per share as repayment for the short–term loan payable and interest totaling $2,658.

In December 2010, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 62,616 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $62,616. At closing, GMT issued a three-year warrants to purchase 31,308 shares of common stock at $1.00 per share to the two non-accredited investors. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. GMT intends to use the net proceeds from this offering for its working capital. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $32,772.

On December 29, 2010, the Company awarded an aggregate of 170,000 shares of the Company’s common stock to its directors and officers. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $178,491.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

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

On December 29, 2010, the Company granted its directors and officers options to purchase up to an aggregate of 170,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 42,500 options each are exercisable on March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, respectively.

The following table summarizes information concerning outstanding stock options as of December 31, 2010.

December 31, 2010
Beginning balance	-
Granted	170,000
Exercised	-
Cancelled	-
Ending balance	170,000

These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $178,491.

As of December 31, 2010, there were 830,000 shares of stock options remaining available for issuance under the 2007 Plan.

Warrants

In May 2010, the Company issued three (3) year common stock purchase warrants to purchase 72,635 shares of common stock pursuant to the private placement at an exercise price of $1.00 per share.

In September 2010, the Company issued three (3) year common stock purchase warrants to purchase 16,107 shares of common stock pursuant to the private placement at an exercise price of $1.00 per share.

In December 2010, the Company issued three (3) year common stock purchase warrants to purchase 31,308 shares of common stock pursuant to the private placement at an exercise price of $1.00 per share.

These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $125,663. All 120,050 warrants remain outstanding as of December 31, 2010.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

NOTE 7 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisition are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the six months ended December 31, 2010 and 2009, were as follows (assuming a 15 percent effective tax rate):

Six Months Ended
	December 31, 2010	December 31, 2009
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 53,602	$ 5,618
Change in valuation allowance	(53,602)	(5,618)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of December 31, 2010 and June 30, 2010 as follows:

	As of December 31, 2010	As of June 30, 2010

Loss carryforwards	$ 93,961	$ 40,359
Less - Valuation allowance	(93,961)	(40,359)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended December 31, 2010 and June 30, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010 and June 30, 2010, the Company had approximately $626,404 and $269,059, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the six months ended December 31, 2010 due to the temporary differences from the excess of capital allowances over depreciation.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the six months ended December 31, 2010 and 2009, respectively, are as follows:

Six Months ended
	December 31, 2010	December 31, 2009
Current tax expense	$ 404,337	$ -
Deferred tax expense	-	-

Provision for Malaysian income tax expense	$ 404,337	$ -

NOTE 8 – RELATED PARTY TRANSACTIONS

As of December 31, 2010, the Company owed Mohd. Aris Bernawi, the Chairman of the Company $2,427. The amount due to Aris was to compensate the Chairman for out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company.

NOTE 9 - EXCLUSIVE MARKETING, DISTRIBUTION, AND LICENSE AGREEMENT

On March 15, 2010, GMT entered into a five-year exclusive Marketing, Distribution, and License Agreement with VTA, a Malaysian corporation. The License Agreement relates to GMT acquiring the exclusive marketing rights for products developed by VTA and related mobile VoIP services for the express purpose of selling the products and related mobile VoIP services in North America. Subject to reaching certain goals, GMT will be authorized to continue to sell VTA’s products and related mobile VoIP services in North America on an exclusive basis for the term of the Agreement. In the event GMT does not meet certain minimum sales volumes, the License Agreement will revert to a non-exclusive agreement.

The provisions of the License Agreement require GMT to make a one-time only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement. On September 14, 2010, we requested an extension to the due date of the license fee to March 15, 2011 to enable us to focus our efforts in developing the mobile VoIP communications and mobile advertising business in Asia; and to allow us to have more time to select a suitable partner to implement the mobile VoIP communications and mobile advertising business in North America. VTA agreed to the extension because GMT through its Malaysian subsidiary, Info-Accent, had already developed a good ongoing business relationship with VTA. GMT does not anticipate any problems in receiving another extension from VTA should the need arise given this good working relationship. GMT is currently undertaking a private placement of common stock to raise the necessary funds to partially pay for the License Agreement, and provide operating capital to launch its new business in the United States.

On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan. The License Agreement II provides that Info-Accent shall pay a one-time license fee of Ringgit Malaysia (“RM”) 1.6 million (approximately $500,000) to VTA and an additional RM 1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP communications and mobile advertising related contracts from VTA. The purchase consideration of $500,000 to acquire existing mobile VoIP communications related contracts from VTA were progressively paid in cash to VTA during the second quarter of 2010. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement to the Marketing, Distribution and License Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of Global MobileTech in lieu of cash payment as full and final payment of the $491,990 license fee.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

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

The methodology relates to finding the optimum configuration, among a set of system components, which meets the desired system reliability requirements with the lowest value of levelized cost of energy (“LCE”). The LCE is a procedure for determining and comparing the cost of producing energy using different solar panel and wind turbine technologies. The procedure takes into account the installed system price and associated costs such as financing, land, insurance, transmission, operation and maintenance, depreciation, carbon emission and efficiency of the solar panel and wind turbine used.

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

The Company has utilized the optimal sizing procedure in the design and integration of its solar PV-wind hybrid power generation applications for:

     1.   rural and remote island electrification,

     2.   powering remote radio base stations,

     3.   potable water production; and

     4.   potable water production and organic vegetable cultivation.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

NOTE 11 - SIGNIFICANT CONCENTRATIONS AND CREDIT RISK

Customer Concentration

Credit concentration in the form of accounts receivables at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010	June 30, 2010
Customer A	-	41.7%
Customer B	-	12.6%
Customer C	-	11.9%
Customer D	16.6%	11.4%
Customer E	13.6%	11.2%
Customer F	-	11.2%
	30.2%	100.0%

Vendor Concentration

Accounts payable concentration at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010	June 30, 2010
Vendor A	-	33.0%
Vendor B	-	16.7%
Vendor C	14.5%	13.4%
Vendor D	15.1%	12.5%
Vendor E	-	12.2%
Vendor F	19.9%	-
Vendor G	16.7%	-
Vendor H	11.7%	-
	77.9%	87.8%

NOTE 12  - SEGMENT INFORMATION

We manage our business and aggregate our operational and financial information in accordance with two operating segments; namely (i) mobile VoIP communications and mobile advertising; and (ii) renewable energy;

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2010		2009		2010		2009
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$5,864,895	72%	-	-	$11,724,939	72%	-	-
Renewable Energy	2,318,691	28%	-	-	4,512,773	28%	-	-
	$8,183,586	100%	-	-	$16,237,712	100%	-	-

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$5,061,633	73%	-	-	$10,114,212	74%	-	-
Renewable Energy	1,854,761	27%	-	-	3,609,900	26%	-	-
	$6,916,394	100%	-	-	$13,724,112	100%	-	-

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$803,262	63%	-	-	$1,610,727	64%	-	-
Renewable Energy	463,930	37%	-	-	902,873	36%	-	-
	$1,267,192	100%	-	-	$2,513,600	100%	-	-

Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$526,332	74%	-	-	$1,030,075	64%	-	-
Renewable Energy	182,574	26%	-	-	569,685	36%	-	-
	$708,906	100%	-	-	$1,599,760	100%	-	-

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

	As of	As of
	December 31, 2010	June 30, 2010
Segment assets
Mobile VoIP Communications and Mobile Advertising	$6,098,738	$4,521,694
Renewable Energy	1,464,828	-
	$7,563,566	$4,521,694

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

DECEMBER 31, 2010, AND 2009

(Unaudited)

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 to amend ASC 820, “Fair Value Measurements and Disclosures” to improve disclosures about fair value measurements.  This ASU provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and with respect to various activities in Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of the ASU effective January 1, 2010 did not have a material impact to the Company’s consolidated financial statements.  The disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  The Company does not anticipate that the adoption of these provisions of the ASU will have a material effect on its consolidated financial statements.

In February 2010, the FASB issue ASU No. 2010-09 to amend ASC 855, “Subsequent Events” with respect to certain recognition and disclosure requirements.  The amendments in this ASU are effective upon issuance.  The adoption of this ASU effective the current quarter ended December 31, 2010 did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

1.

commensurate with either of the following:

(a)

The vendor's performance to achieve the milestone

(b)

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

relate solely to past performance; and

3.

be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement.

2.

A description of each milestone and related contingent consideration.

3.

A determination of whether each milestone is considered substantive.

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive; and

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue.

2.

Income before income taxes.

3.

Net income.

4.

Earnings per share; and

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation—Stock Compensation (Topic 718)." This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU No. 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, AND 2009

(Unaudited)

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”(“ASU 2010-21”), issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs”(“ASU 2010-22”),which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”(“ASU 2010-28”). ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”(“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 14 –  SUBSEQUENT EVENT

In January 2011, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 86,394 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $86,394. At closing, GMT issued a three-year warrant to purchase 43,197 shares of common stock at $1.00 per share to the accredited investor. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. GMT intends to use the net proceeds from this offering for its working capital.

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

Overview

Global MobileTech, Inc. was established in December 2007 as a Nevada corporation and has two operating segments:

   1.

The first segment handles the development and sale of mobile voice over internet protocol or VoIP communications and mobile advertising services.

   2.

The second segment is involved in the design, integration, marketing and sale of solar photovoltaic or PV-wind and solar PV-biomass hybrid power generation applications.  The biomass used in the power generation system includes oil palm bio-wastes and forest residues.

On December 1, 2010, Matthew J. Riedel was appointed as a member of the Board of Directors of GMT. Matthew brings with him over 15 years experience with cost accounting, sales, project and program management, quality assurance, training and outsourced operations.

On December 29, 2010, we granted our directors and officers options to purchase up to an aggregate of 170,000 shares of our common stock at an exercise price of 70% of the fair market value. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 42,500 options each are exercisable on March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011, respectively.

Our Performance

Our revenue for the three months ended December 31, 2010 was $8,183,586 comprising of $5,864,895 from mobile VoIP and mobile advertising services and $2,318,691 generated from renewable energy applications. Our mobile VoIP and mobile advertising segment accounted for 72% of the total revenue with 28% generated by our renewable energy segment. Our earnings were $0.15 per share and net income before tax was $708,906 with $526,332 from mobile VoIP and mobile advertising and $182,574 from renewable energy.

Revenue for the six months ended December 31, 2010 was $16,237,712. Revenue from mobile VoIP and mobile advertising services was $11,724,939 or 72% of total revenue and revenue generated from renewable energy applications was $4,512,773 or 28% of total revenue. Our earnings were $0.49 per share and net income before tax was $1,599,760 with $1,030,075 from mobile VoIP and mobile advertising; and $569,685 from renewable energy.

Results of Operations

The following table sets forth the consolidated statements of operations for the three and six months ended December 31, 2010:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Statement of Operations Data	2010	2009	2010	2009
Revenues	$8,183,586	$-	$16,237,712	$-
Cost of goods sold	(6,916,394)	-	(13,724,112)	-
Gross profit	1,267,192	-	2,513,600	-

Operating expenses :
Professional fees	21,183	9,718	46,366	33,993
Rent expense - related party	-	600	-	1,200
Depreciation and amortization	62,032	-	118,238	-
Sales and marketing	192,452	1,610	287,608	1,610
General and administration - other	261,178	287	439,840	545
Total operating expenses	536,845	12,215	892,052	37,348

Profit / (Loss) from operations	730,347	(12,215)	1,621,548	(37,348)
Other (expense)
Interest expense	(230)	(107)	(577)	(107)
Loss on disposal of mining claims	(21,211)	-	(21,211)	-
Income / (Loss) before income taxes	708,906	(12,322)	1,599,760	(37,455)
Provision for income taxes	(248,114)	-	(404,337)	-
Net income (loss)	$460,792	$(12,322)	$1,195,423	$(37,455)

Comparison of the Three Months and Six Months Ended December 31, 2010 and 2009

Revenues

Mobile VoIP Communications and Mobile Advertising Segment

We generate revenues from the sale of mobile VoIP communications and mobile advertising solution; as well as MobiCAST and MobiREWARDS programs to our current private label partners.  Additionally, we generate revenue from the sale of the following products and services to our private label partner customers:

•

multimedia content production services to our customers and they can utilize it to sell services to advertisers and advertising agencies and to disseminate advertisements and multimedia content to registered mobile phone users via the rewards program

•

supply of content management system to enable our customers manage multimedia and advertising content supplied by content publishers and advertisers

•

project management and control system to help our customers to manage their marketing campaigns

•

management and consulting services to help our customers in planning and deploying our mobile solutions; and

•

systems integration and system support to insure a smooth and uninterrupted operation of our private label partners.

Renewable Energy Segment

We generate revenues from services we render to our customers that include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the biomass power generation system with solar PV to operate as a hybrid power generation system.

The following table sets forth the revenue and percentage of revenue attributable to each of our operating segments.

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2010		2009		2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$5,864,895	72%	-	-	$11,724,939	72%	-	-
Renewable Energy	2,318,691	28%	-	-	4,512,773	28%	-	-
	$8,183,586	100%	-	-	$16,237,712	100%	-	-

The revenues were generated by our Malaysian subsidiary, Info-Accent. For the three months ended December 31, 2010, our total revenues were $8,183,586 compared to nil for the three months ended December 31, 2009. Our mobile VoIP communications and mobile advertising segment accounted for 72% while our renewable energy segment accounted for 28% of our total revenues.  For the six months ended December 31, 2010, our total revenues were $16,237,712 compared to nil for the six months ended December 31, 2009.

Customer concentration based on revenue contribution for the three and six months ended December 31, 2010 were as follows:

	For the Three Months Ended	For the Six Months Ended
	December 31, 2010	December 31, 2010
Mobile VoIP Communications
And Mobile Advertising
Customer A	19%	19%
Customer B	16%	14%
Customer C	13%	13%
Customer D	-	10%
Customer E	10%	10%
Customer F	-	10%
Customer G	10%	-
	68%	76%

Renewable Energy
Customer A	26%	26%
Customer B	25%	25%
Customer C	25%	25%
Customer D	24%	24%
	100%	100%

If we are unable to retain any of the significant customers from our mobile VoIP communications and mobile advertising business segment and any of the four significant customers from our renewable energy business segment, it will have material effect on our results of operations and financial condition. To preempt the possible loss of our customers, we have increased our marketing efforts to appoint additional channel partners and private label partners to reduce the concentration of each customer to below 10%.

Geographic Information
	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2010		2009		2010		2009
	* Revenue	% of Revenue	Revenue	% of Revenue	* Revenue	% of Revenue	Revenue	% of Revenue

Malaysia
Mobile VoIP Communications and Mobile Advertising	$5,652,201	69%	-	-	$11,231,827	69%	-	-
Renewable Energy	2,318,691	28%	-	-	4,512,773	28%	-	-
	$7,970,892	97%	-	-	$15,744,600	97%	-	-

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$212,694	3%	-	-	$493,112	3%	-	-
Renewable Energy		-	-	-	-	-	-	-
	$8,183,586	100%	-	-	$16,237,712	100%	-	-

* Revenues are attributed to geographical location of our respective customers.

For the three months ended December 31, 2010, the total revenue of $8,183,586 comprising of $7,970,892 or 97% was derived from the services rendered to our customers in Malaysia, while $212,694 or 3% was derived from services rendered to our private label partner customer in Hong Kong. For the six months ended December 31, 2010, the total revenue of $16,237,712 comprising of $15,744,600 or 97% was derived from the services rendered to our customers in Malaysia, while $493,112 or 3% was derived from services rendered to our only customer in Hong Kong. For the three months and six months ended December 31, 2009, we did not have any private label partner customers.

For the three months ended December 31, 2010, out of the $7,970,892 of our revenue generated from our customers in Malaysia, $5,652,201 or 71% was derived from mobile VoIP communications and mobile advertising business segment and $2,318,691 or 29% was derived from our renewable energy business segment. For the six months ended December 31, 2010, out of the $15,744,600 of our revenue generated from our customers in Malaysia, $11,231,827 or 71% was derived from mobile VoIP communications and mobile advertising business segment and $4,512,773 or 29% was derived from our renewable energy business segment.

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2010		2009		2010		2009
	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$5,061,633	73%	-	-	$10,114,212	74%	-	-
Renewable Energy	1,854,761	27%	-	-	3,609,900	26%	-	-
	$6,916,394	100%	-	-	$13,724,112	100%	-	-

Cost of Goods Sold

For the three months ended December 31, 2010, total cost of goods sold was $6,916,394 comprising of $5,061,633 for the mobile VoIP communications and mobile advertising business segment and $1,854,761 for our renewable energy business segment compared to nil for the three months ended December 31, 2009. For the six months ended December 31, 2010, the total cost of goods sold was $13,724,112 comprising of $10,114,212 for our mobile VoIP communications and mobile advertising business segment and $3,609,900 for our renewable energy business segment compared to nil for the six months ended December 31, 2009. The increase in cost of goods sold was attributed to the increase in revenues generated from both our mobile VoIP communications and mobile advertising contracts and our renewable energy contracts.

For the three months ended December 31, 2010, we had two significant vendors for our mobile VoIP communications and mobile advertising business segment each contributing 11% and 11% respectively. For our new renewable energy business segment, we have two significant vendors each contributing approximately 50% respectively. For the six months ended December 31, 2010, we had five significant vendors for our mobile VoIP communications and mobile advertising business segment each contributing 24%, 20%, 18%, 16% and 13% respectively. For our new renewable energy business segment, we have two significant vendors each contributing approximately 50% respectively.

If we are unable to retain any of our significant vendors, it will impinge on our ability to deliver a smooth and efficient service to our customers. It will also damage our reputation and have an adverse effect on the quality of services we render. To reduce our dependency on a single vendor to provide the services that we require, we have taken proactive steps to engage the services of new vendors who meet our quality of service and pricing criteria. All our vendors are located in Malaysia. We outsource our mobile advertising work to our vendors to: (i) accelerate the commercial rollout of our business in a scalable manner, (ii) minimize our up-front investment and financial risks, (iii) enable us to offer products and services to our customers that we believe are best-in-class; and (iv) allow us to focus on our core competency in the development of mobile VoIP communications and mobile advertising applications. We have adopted a similar outsourcing model for our renewable energy business.

Gross Profit

For the three months ended December 31, 2010, our total gross profit was $1,267,192 that included $803,262 from our mobile VoIP communications and mobile advertising business segment and $463,930 from our renewable energy business segment. For the six months ended December 31, 2010, our total gross profit was $2,513,600 that included $1,610,727 from our mobile VoIP communications and mobile advertising business segment and $902,873 from our renewable energy business segment. Our gross margin as a percentage of revenue for the three months and six months ended December 31, 2010 was approximately 15.5%.

Operating Expenses

Our total operating expenses for the three months ended December 31, 2010 were $536,845 compared to $12,215 for the three months ended December 31, 2009. The increase of $524,630 was attributed primarily to an increase in general and administration expenses of $260,891, sales and marketing expenses of $190,842 and depreciation and amortization of $62,032. Total operating expenses for the six months ended December 31, 2010 were $892,052 compared to $37,348 for the six months ended December 31, 2009. The increase of $854,704 was attributed primarily to an increase in general and administration expenses of $439,295, sales and marketing expenses of $285,998 and depreciation and amortization of $118,238. These increases in operating expenses occurred in the context of the initiation of our new business segments, with the mobile VoIP communications and mobile advertising services in Asia initiated in April 2010 and the renewable energy segment initiated in July 2010.

For the three months ended December 31, 2010, general and administrative expenses were $261,178 compared to $287 for the three months ended December 31, 2009. The increase was primarily attributed to stock-based compensation of $170,000, administration and clerical costs of $28,844, payroll of $17,998 and rental of office of $10,214. For the six months ended December 31, 2010, general and administrative expenses were $439,840 compared to $545 for the six months ended December 31, 2009. The increase was primarily attributed to stock-based compensation of $249,620, administration and clerical costs of $57,265, payroll of $35,276 and rental of office of $19,688.

For the three months ended December 31, 2010, we incurred sales and marketing expenses of $192,452 compared to $1,610 for the three months ended December 31, 2009. The sales and marketing expenses relating to the promotion and marketing of Info-Accent's renewable energy services in Asia. For the six months ended December 31, 2010, sales and marketing expenses of $287,608 compared to $1,610 for the six months ended December 31, 2009. The sales and marketing expenses relating to the promotion and marketing of Info-Accent's renewable energy services, mobile VoIP communications and mobile advertising services in Asia.

Loss on Disposal of Mining Claims

For the three and six months ended December 31, 2010, we transferred and assigned all of our rights, title and interest in the three patented mining claims to a third party creditor to repay a promissory note inclusive of interest totaling $18,789 against the original cost of patented mining claims of $40,000. As a consequence, we suffered a loss of $21,211.

Provision for Income Taxes

For the three months and six months ended December 31, 2010, Info-Accent recorded an income tax provision of $248,114 and $404,337, respectively. For the three months and six months ended December 31, 2009, we did not record any income tax provision. In 2009 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by effecting a 100% valuation allowance on the potential benefit as per ASC topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income / Loss

For the three months and six months ended December 31, 2010, net income was $460,792 and $1,195,423, respectively, compared to a net loss of $12,322 and $37,455 for three months and six months ended December 31, 2009, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of December 31, 2010 and June 30, 2010, we had cash and cash equivalents of $75,135 and $18,416, respectively. For the six months ended December 31, 2010, our operations were primarily funded from internally generated funds.

Operating activities. Operating activities used net cash of $77,393 and $32,193 during the six months ended December 31, 2010 and 2009, respectively. Net cash used in operating activities during the six months ended December 31, 2010 was primarily attributed to an increase in accounts receivable of $2,665,586, reduced noncash adjustments of $793,577 and offset by an increase in the accounts payable amounting to $706,018, reduced accrued liabilities of $107,825 and net income of $1,195,423. Net cash used in operating activities during the six months ended December 31, 2009 was primarily attributed by an increase in accounts payable amounting to $8,255, increase in accrued interest of $107 and reduced accrued liabilities of $3,100 and net loss of $37,455.

Investing activities. There was no investing activity during the six months ended December 31, 2010 and 2009.

Financing activities. Cash generated from financing activities during the six months ended December 31, 2010 of $74,115 resulted from proceeds received from the private placement of our common stock totaling $97,332, repayment of three promissory notes totaling $20,000 and the amount owing to Aris Bernawi in the amount of $3,217. Cash generated from financing activities during the six months ended December 31, 2009 of $32,500 resulted from proceeds received from the private placement of our common stock totaling $12,500, and proceeds received from issuance of notes payable totaling $20,000.

On September 14, 2010 VyseTech Asia and GMT agreed to an extension of the $500,000 one time license fee due pursuant to the Exclusive Marketing, Distribution and License Agreement from September 15, 2010 to March 15, 2011.  We need to raise $900,000 to pay: (i) $500,000 for the License Agreement for North America; and (ii) $400,000 to finance the set up cost to launch our mobile VoIP communications and mobile advertising business in North America and to expand our business in Asia. We also need to raise an additional $2.5 million in order to exercise the option to purchase the patent from VTA on or before April 7, 2011.

We believe that $400,000 will be sufficient to launch our new business in North America and to expand our existing business in Asia as we will be replicating the successful private label business model which we have implemented in Asia. Our business model has helped us to minimize our financial risks, operating costs and human resource requirements. The $400,000 that we need to raise will be utilized as follows:

	United States	Asia	Total
	($)	($)	($)
Operating Expenses
Direct costs
Staff Support	93,000	15,000	108,000
Sales and Marketing	64,000	30,000	94,000
Indirect costs
General & Administration	109,000	23,000	132,000
Professional Fees	54,000	12,000	66,000
Total ($)	320,000	80,000	400,000

During the three months ended December 31, 2010, we had successfully raised $62,616 out of $80,000 and we do not anticipate any problem in raising the balance of $17,384 to further expand our business in Asia. If we are unable to raise the $820,000 comprising of $500,000 payable to our licensor, VTA for the license fee due on March 15, 2011 and $320,000 to finance the set-up cost to launch our mobile VoIP communications and mobile advertising services in North America, we will: (i) delay our entry into North America (ii) continue with our efforts to raise funds; and (iii) request another extension from VTA to pay the license fee of $500,000.  If we fail to raise $2.5 million to exercise the option to purchase the patent from VTA, it will not impact on VTA’s License Agreements with Global MobileTech for North America and Info-Accent for Asia. The delay in launching our business in North America will not have a material effect on our financial results as we do not have any current operations in North America contributing to our revenue.

We intend to meet our operating expenses and pay the $500,000 license fee due on March 15, 2011 from internally generated funds and future private placements or debt financing. We have engaged in discussions with private investors to provide us with the capital necessary to continue to expand our business. There is, however, no assurance that any financing will be available or if available, on terms that will be acceptable to us.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act)  that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2010, GMT entered into two Securities Purchase Agreements with Keng Nam Looi and Ng Yew Kam for the sale of 51,310 and 11,306 shares, respectively, of its common stock at $1.00 per share resulting in gross proceeds to GMT of $62,616. At closing, GMT issued two three-year warrants to purchase 25,655 and 5,653 shares, respectively, of common stock at $1.00 per share to the two accredited investors.

In January 2011, GMT entered into two Securities Purchase Agreements with Mohamed Latiff bin Shah Mohd and Hartini binti Mohd Aris for the sale of 36,000 and 50,394 shares, respectively, of its common stock at $1.00 per share resulting in gross proceeds to GMT of $86,394. At closing, GMT issued two three-year warrants to purchase 18,000 and 25,197 shares, respectively, of common stock at $1.00 per share to the two accredited investors.

GMT relied upon the exemptions from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D promulgated thereunder for the issuance of these securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2010, at the Global MobileTech 2010 Annual Meeting of Shareholders, four nominees for the Board of Directors were elected and the votes cast were as follows:

Name of Nominees	For	Withheld	Against
Mohd Aris Bernawi	2,266,484	75,000	-
Valerie Hoi Fah Looi	2,266,484	75,000	-
Matthew J. Riedel	2,266,484	75,000	-
Chee Hong Leong	2,266,484	75,000	-

The shareholders also ratified the appointment of Lake & Associates, CPA’s LLC as our independent auditors for the year ending June 30, 2011. 2,341,484 shares voted in favor of Lake & Associates, CPA’s LLC.

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

Global MobileTech, Inc.

February 10, 2011	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

February 10, 2011	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)