Form 10-K/A
period 2010-06-30
GLOBAL MOBILETECH, INC.
filed 2011-02-28
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non- accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

The aggregate market value of the Common Stock of the registrant (the “Common Stock”) held by non-affiliates of the registrant on February 28, 2011, based on the sale price of the shares in a private sale that ended on February 28, 2011, of $1.00 per share was approximately $3,052,546. Shares of Common Stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently “listed” on the NASDAQ OTC Bulletin Board Exchange, symbol “GLMB.”

As of February 28, 2011, there were 3,463,816 shares of our common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference. Not applicable.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Form 10-K Amendment No. 1 is being filed to indicate that the financial statements for the fiscal year ending June 30, 2010 are unaudited due to the discovery that the license of our former Independent Registered Public Accounting Firm, Davis Accounting Group P.C. of Cedar City Utah, was lapsed at the time that the audit report was rendered.  A further amendment to this Form 10-K will be filed after our financial statements for the relevant fiscal year are re-audited by our current Independent Registered Public Accounting Firm.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

 This Annual Report on Form 10-K/A and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this Annual Report on Form 10-K/A discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” sections of this Annual Report on Form 10-K/A.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Annual Report, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” sections below, and other sections of this Annual Report on Form 10-K/A.

The statements contained in this Annual Report on Form 10-K/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward-looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 20 of this Annual Report on Form 10-K/A. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein, and the section entitled “Management’s Discussion and Analysis and Results of Operations.”

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

During 2008 and 2009, Trevenex Resources faced numerous difficulties and challenges in raising sufficient capital to commence and initiate its planned mineral exploration program. In the light of this impediment, our management decided to change our primary business and reorganize our organization structure, Board of Directors, and management to focus on the provision of mobile VoIP communications and mobile advertising services. It is the intention of our new management to dispose of the patented mining claims as soon as practicable, and to pursue the business in mobile VoIP communications and mobile advertising services.

On September 1, 2009, Trevenex Resources, Inc. formed a wholly owned subsidiary, Trevenex Acquisitions, Inc., under the laws of the State of Nevada.

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement with VyseTECH Asia Sdn Bhd or VTA, a Malaysian corporation. The license agreement relates to our acquisition of the exclusive marketing rights for products developed by VTA and related Voice over Internet Protocol (VoIP) services for the express purpose of selling  products and related VoIP services in North America. Subject to reaching certain goals, we will be authorized to continue to sell VTA’s products and related VoIP services in North America on an exclusive basis for the term of the license agreement.  In the event we do not meet certain minimum sales volumes ($1 million per year during the first three years) for two consecutive years, the agreement will revert to a non-exclusive agreement. The provisions of the agreement require us to make a onetime only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement. In addition to the onetime only payment, we will be required to pay a royalty equivalent to two percent (2%) of our gross sales which will be due and payable on or before each anniversary of the effective date of the Agreement.  The royalty will remain in perpetuity and continue to be paid beyond the life of any patents.  On April 26, 2010, VTA agreed to waive the royalty payment equivalent of two percent of the gross sales due and payable by us pursuant to clause 3.1.2 of the Marketing, Distribution, and License Agreement between VTA and us. On September 14, 2010, we requested for an extension to the due date of the license fee to March 15, 2011 to enable us to focus our efforts in developing the mobile advertising business in Asia; and to allow us to have more time to select a suitable partner to implement the mobile VoIP communications and mobile advertising business in North America. VTA has agreed to the extension as GMT through our Malaysian subsidiary, Info-Accent, has already developed a good ongoing business relationship with VTA.  We do not anticipate any problems in receiving another extension from VTA should the need arise.

Concurrent with our restructure, on April 7, 2010, we formed a wholly owned Malaysia subsidiary, Info-Accent Sdn Bhd (“Info-Accent”) under the laws of Malaysia. Info-Accent was established to capitalize on business opportunities and the fast growing economies in China and countries in South East Asia such as Singapore, Vietnam, Thailand, Indonesia and Malaysia and to manage our business activities in Asia.

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

On April 8, 2010, we executed an Option Agreement to purchase a patent application owned by VTA for $3.5 million.  The option to purchase the patent application ends 12 months after the date of the Option Agreement. Pursuant to the Option Agreement, the one-time license fee of $500,000 payable by us to VTA under its license agreement and the license fee of $500,000 payable by Info-Accent to VTA under its license agreement will form part of the purchase consideration should we exercise our option to purchase the patent. Both the patent and license agreements allow us to commercialize VTA’s proprietary technology for mobile advertising, mobile VoIP communications and mobile multimedia sharing. Should we decide not to exercise our rights under the Option Agreement, it will not impact on the two license agreements. However, it will not give us the security and independence to grow without being subjected to any form of control by VTA. In acquiring the patent, we will be able to enhance the technology and develop new applications that will allow us to license to third parties. If we exercise our option to purchase the patent application from VTA and terminate our license agreements, we will not be subjected to the minimum annual sales volume requirements under the two license agreements.

VTA is the legal owner of certain patent and technology rights under a patent application #12/164,259 entitled “Data communications between short-range enabled wireless devices over networks and proximity marketing to such devices” filed with the United States Patent and Trademark Office on June 30, 2008. VTA has developed and commercialized, primarily in Malaysia, patented proprietary technology for a number of applications that include mobile VoIP communications, mobile advertising and mobile multimedia sharing services.

The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP communications and mobile advertising related contracts from VTA has allowed Info-Accent to enter into the mobile VoIP communications and mobile advertising business to generate revenue immediately, without being exposed to any downside risks.

The option to acquire the patent application from VTA was designed to provide us with the security and the independence that we need to grow the company without being subjected to any form of control by a third party.  Once we acquire the patent application we, and our subsidiary Info-Accent, will terminate our respective license agreements with VTA.

These actions are designed to leverage on the knowledge and experience of the new board members and management team in the mobile VoIP communications and mobile advertising business to capture opportunities for growth.

In April 2010, a majority of our shareholders authorized our management to change our corporate name from “Trevenex Resources, Inc.” to “Global MobileTech, Inc.” in order to reflect our changed business focus on the provision of mobile VoIP communications and mobile advertising services globally. The name change was effective on May 17, 2010, after we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State.

Existing Business - Mobile VoIP Communications and Mobile Advertising

Following the grant of an exclusive Marketing, Distribution, and License Agreement on April 8, 2010 by VTA and the acquisition of ongoing mobile VoIP communications and mobile advertising related contracts from VTA for Asia, our subsidiary, Info-Accent Sdn Bhd, began to generate revenues from its mobile VoIP communications and mobile advertising business in Malaysia beginning in April 2010.

We are engaged in the business of providing a licensed proprietary platform by which our customers can sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, which we call channel partners and private label partners, are marketers/advertisers who we have select and train and to whom we grant an exclusive territory in which they will operate.  Our customers pay us a fee to utilize our licensed proprietary platform within their exclusive territory.  We provide our customers with access to mobile advertising content via our licensed proprietary platform, as well as multimedia content production services which our customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. We utilize some of that fee revenue to purchase VoIP call capacity from our licensor, VTA, which we provide to our customers (the private label partners) to make available to registered mobile phone users.

Our mobile VoIP communications and mobile advertising solutions are powered by our Ad Server which comprises the proprietary software driven Mobile VoIP Gateway (MVG) and the Mobile Multimedia Sharing Gateway (MMSG) that we have licensed from VTA. Info-Accent acquired the Ad Servers from VTA as well as licensed the MVG and MMSG software from VTA and the business contacts with advertisers, advertising agencies and content providers.

MVG

The Mobile VoIP Gateway manages VoIP call traffic and transactions while the MMSG combines the disparate sources of content, new media and location services with the MVG to offer MobiREWARDS (described below), our free mobile VoIP calls and multimedia messaging program to members of MobiCAST (described below), a network of registered mobile phone users that we operate with our private label partner customers.

The MVG enables mobile communication devices to communicate with each other using the internet protocol. The communication is made possible by linking a network of cell servers to the internet which are adapted for transmitting digital data (voice, text, graphics and video) over the internet. Multiple cell servers supporting a designated zone are linked by landline or wirelessly to the internet by channeling the digital data through a router switch and firewall. A zone is defined as a physical area within a city or state which one or multiple cells support registered users of our mobile VoIP calls solution.

For security reasons, we install multiple firewalls to protect our data from virus attacks and intrusion by hackers.  The integrity of data we transmit is further enhanced by using the IMEI (International Mobile Equipment Identity) number of the mobile phone. If the IMEI number does not match the phone number that was previously registered, the message will not be transmitted. The IMEI is a unique 17 or 15 digit code assigned by manufacturers to identify each mobile phone they produce. The router switch is provided in the communication system to serve as a gateway of the data transmitted or traffic to and from the internet.

MMSG

The Mobile Multimedia Sharing Gateway is a carrier and mobile handset neutral solution designed to provide advertisers, advertisement agencies and content developers with seamless access to our mobile advertising ecosystem. The MMSG has the ability to:

(i)

match content (voice, text, graphics and video), user comments and ads according to the tastes and context of mobile phone users.

(ii)

provide a navigation interface that allows users to share comments and ratings with friends.

(iii)

insure media compatibility across different makes of mobile phones and optimizes mobile media consumption through intelligent transcoding and caching algorithms.

(iv)

provide a comprehensive usage analytics reporting support monetization service with partners and continuous refinement of the service based upon usage patterns; and

(v)

insure seamless integration with the MobiREWARDS program that dispenses free mobile VoIP calls and microblogging credits to members of MobiCAST for viewing advertisements while microblogging on their mobile phone.

Private Label Partners/Customers

Info-Accent essentially derives revenue from its private label partners/customers for access and use of the Ad Servers and the MVG and MMSG software systems and the customers utilize that system to sell mobile advertising content and multimedia content production services to the advertisers (brand and enterprise owners) and to the advertising agencies who service the advertisers. The private label partners/customers also utilize the Ad Servers to incentivize their registered mobile users with free VoIP calls and multimedia content and in turn provide the advertisers with access to the registered mobile phone users for their advertisement banners and to attach advertising to multimedia content. Info-Accent provides a pool of contractors who produce continuous and flexible production and delivery of multimedia content to our private label partners.

We have six customers or private label partners of which five were provided to Info- Accent by VTA under the license agreement.  The original five customers are located in Malaysia.  The sixth customer was secured directly by Info-Accent and is based in Hong Kong.  All six customers were trained by VTA.  Future channel or private label partners will be trained by another Information Technology (IT) service provider.

Our private label partners (who are currently all Tier 1 channel partners) in Asia are an extension of our team, playing a key role in the go-to-market strategy and our future overall success. Our lead sharing, early product information and technical/sales training are among the many benefits of our program, designed to give our channel partners a distinct sales advantage.

The channel partner program developed by our licensor VTA is open to any individual or company currently doing or wanting to do business with VTA under ongoing contracts we acquired from VTA. We offer three levels of partnership which are designed to recognize and reward our partners in the sale of our mobile advertising services.

Partner categories and levels of VTA licensed technology:

Tier 1 -

Tier 1 Partners who qualify for the status and privileges of this category must complete the second level of our technical and sales training program. They must also demonstrate exceptional business performance, measured by revenue, support and training goals. Such partners must be actively engaged in selling our mobile advertising services and have proven to meet the most challenging advertiser requirements.  Partners who meet our sales and performance targets will have an opportunity to participate in our private label program to sell our mobile VoIP communications, mobile advertising and location based mobile-Web social network and microblogging applications under their own brand name.

Tier 2 -

Value-added resellers offering mobile and online advertising services can qualify for the status and additional benefits of this category. Tier 2 Partners are required to complete the technical and sales training program and be actively involved in selling our mobile advertising services.

Tier 3 -

This level is open to any individual or company that is ready and willing to sell the mobile advertising services. At this level, requirements are minimal and we offer a number of basic benefits to help our partners get off to a highly successful start.

We select potential partners who are already involved in the advertising industry and understand the concept of creating a social network to generate traffic or “eyeballs” for advertisement banners that would appear on a mobile phone screen together with messages they send or receive.  Potential partners must also prove their credit worthiness and employ staff who has been involved in organizing trivia, quizzes, contests and sales campaigns besides having a fully functional office. Once they have been selected, we will agree with them on a territory that they will cover on an exclusive basis if they meet our revenue and user base targets, and provide them with sales, marketing and technical support; and training for their staff.  Training as mentioned earlier has been undertaken by VTA.

MobiCAST

MobiCAST is a free access location based mobile-Web social network and microblogging service, powered by our MVG and MMSG.

No membership fee is levied on mobile phone users to join MobiCAST. MobiCAST is packaged with our MobiREWARDS program. Our MobiREWARDS program is explained below. To register as a member of MobiCAST, the user will be required to provide personal information that includes his/her name, address, mobile phone number, make and model of mobile phone, age group, areas of interest eg. sports, cooking, gardening, etc., interest in joining a microblogging group and their unconditional permission to receive mobile advertisements from us or our channel/private label partners on their mobile phone.

A new member will receive a starter pack that include a certain number of reward points, instructions on how they can earn additional points from our MobiREWARDS program and information on how to microblog with other community members. The number of reward points a member could earn will depend on his/her participation in marketing campaigns that we undertake with our channel/private label partners.

Illustrated below is an example on how our MobiREWARDS program used by registered mobile phone users fits into our business model for mobile advertising.

Our private label partners generate revenue from the two advertisement banners that appear on the screen of the sender and receiver’s mobile phones.  They return part of the revenue generated to their registered mobile phone users in exchange for viewing advertisements on their mobile phones by awarding reward points. The reward points may be redeemed to make free long distance or international calls or send multimedia messages from their mobile phones.

The mobile phone users who are part of the MobiCAST and MobiREWARDS system enroll with our six private label partners. The six private label partners have collectively registered more than 90,000 users as of June 30, 2010.  We monitor registered mobile phone user traffic and the number of advertisements placed from our Ad Server.

   June 30, 2010

Number of advertisement banners placed per month

        1,069,256

Number of active registered mobile phone users who

send more than 300 messages per month

        > 90,000

MobiREWARDS

Our MobiREWARDS program provides advertisers with an effective means to reach a large mobile audience with a targeted sales and marketing campaign. Our program is implemented in collaboration with advertisers, and private label partners that gives immediate and direct access to targeted MobiCAST members who are registered mobile phone users who have given their prior permission for our advertisements to be disseminated to their mobile phones.

We have built a business model that is mutually beneficial to all stakeholders including MobiCAST members who can exchange reward points to make long distance or international calls or send multimedia messages to their friends or other community members from their mobile phones.  In collaboration with our private label partners, we create activities for participation with reward points being used as an incentive to drive traffic to MobiCAST, increase the number of MobiCAST members and a motivation for our private label partners to promote specific campaigns, auctions, contests etc. to advertisers.  Apart from viewing advertisements MobiCAST members are also encouraged to earn additional reward points by participating in:

(i)

product/service surveys

(ii)

MobiCAST membership referral; and

(iii)

trivia, quizzes, contests and auctions.

The following discussion of our business model relates to the business undertaken by our Malaysian subsidiary, Info-Accent, since its acquisition of ongoing mobile VoIP communications and mobile advertising related contracts from VTA for the Asian market.

A. Mobile VoIP Calls

Our private label partners give away free mobile VoIP calls to users who participate in the MobiREWARDS program. The cost of VoIP calls is defrayed against revenue received from private label partners who will distribute the calls to their customers participating in the MobiREWARDS program.  We purchase the VoIP call capacity from our licensor, VTA for the use of our private label partner customers.

Our solution does not require the receiver of the phone call to be a registered user of our platform.  A contact list is stored for each registered user.  When a communication request is received from a user to chat with one of the listed contacts using the reward points that he/she has previously earned from MobiREWARDS, the MVG will remotely verify the user’s mobile phone number, IMEI number, user identifier (ID) and password before connecting the call to the receiving party.

Our mobile VoIP solution has given us two advantages over our competitors, namely:

i)

It does not require our users to download any software onto their mobile phone to make VoIP calls; and

ii)

VoIP calls can be made from any basic mobile phone.

B.  Mobile Advertising/ Multimedia Content Production Services

Mobile advertising has replaced mass communications with direct brand-to-consumers relationship. The solution provided by VTA under our license agreements unites brands, content providers, and mobile phone users generated by the MMSG in our Ad Server to create a marketplace for mainstream mobile media consumption.

In tandem with our mobile advertising solution, we also provide multimedia content production services to advertisers (brand and enterprise owners) who contract with our private label partner customers.  We have developed a functioning supply chain that optimizes the process of multimedia content production with suppliers and contractors.  Production takes place in collaboration with contractors who specialize in production of multimedia content. We hire a pool of multimedia content production contractors to insure continuous and flexible production and delivery of multimedia content for the use of our private label partner customers.  Based on contracts we have secured, we define the scope of work for our contractors.  Production takes place in accordance with a well structured process that is supplemented with quality control through our online testing program.

We have built our business model for mobile advertising based on our belief in sharing our success with our stakeholders comprising of:

(a)  Advertisers

(b)  Mobile phone users (Consumers)

(c)  Mobile multimedia content publishers and developers

(d)  Advertising agencies; and

(e)  Channel partners and private label partners

Our business model is underpinned by the unique ability of the MMSG to send mobile advertisements to registered mobile phone users at the right place and the right time. Our mobile advertising application is targeted at advertisers in a broad spectrum that includes small retailers to supermarkets and brand owners seeking to promote their products and services to mobile phone users  registered with MobiCAST.

a) Advertisers

We help advertisers who need our registered mobile phone users (consumers) to grow their business. We help the advertisers who are brand and enterprise owners to control their costs and build their brand or enterprise through our services that promote mobility, flexibility and provide information via the mobile phone.

We tap into mobile advertising by deploying offerings that create long-term loyalty among consumers and mobile community members and microbloggers by distributing timely personalized and localized marketing contents and messages in multimedia format.

We enable advertisers to target our registered mobile phone users and mobile in a very effective way.  Advertisers can achieve relevant targeting with a wide reach regardless of whether it is a basic mobile or smart phone. The Ad Server enables multimedia content to be exchanged between mobile phone users giving us the opportunity to reach registered mobile phone subscribers with relevant content at the right time and in the right location.

We help global and local brands engage with a new audience in a fresh way that is mutually beneficial to all our stakeholders – brand and enterprise owners, consumers, mobile multimedia content publishers and developers, advertising agencies; and channel partners and private label partners.

b) Mobile Phone Users (Consumers)

We pitch the products and services of advertisers in the form of mobile advertisements to mobile phone users who have registered with MobiCAST (consumers) and have given their permission to receive mobile advertisements from us or our channel partners or private label partners on their mobile phones. We target mobile phone user consumers in the 15 – 35 years age group who are primarily students and young working adults.

Registered mobile phone user consumers will have an opportunity to:

•

Earn reward points based on degree of participation in marketing campaigns organized by brand and enterprise owners

•

Exchange reward points for free mobile VoIP calls or free multimedia messaging; and

•

Have access to the right information at the right time to take advantage of supermarket or department store promotions or product launches.

c)   Mobile Multimedia Content Publishers and Agencies

We help content providers who need channel partners and private label partners (marketers) to monetize their content. We offer a new way for advertising agencies and content publishers and developers to monetize their unsold content inventory. Content publishers will benefit from increased opportunities for monetization as well as the opportunity to promote their content through MobiCAST.

Our Ad Server seamlessly connects content publishers and developers to our private label partner customers, advertisers, and registered mobile phone users. Content publishers and developers will be able to optimize their advertising revenue with our Ad Server platform by adding new revenue streams through the sale of space or content and creating new advertisement spaces.

Utilizing the VTA developed system, we enhance our private label partners’ coverage by supplementing their in-house sales team. We will attach advertisements to their multimedia content for dissemination to the profiled list of community members and microbloggers to be acquired from VTA. We replace technical hurdles and operational bottlenecks with a streamlined scalable process to monetize our private label partners’ multimedia content and open a path to greater profitability.

d) Advertising Agencies

We help advertising agencies who need us as the ad enabler to ensure that the ecosystem is well secured and operating efficiently. We provide the transparency and control to meet the unique demands of the mobile advertising business by providing advertising agencies:

•

Source and manage advertisements from in-house and third party sources in many major screen sizes using our Ad Server, within a single seamless environment.

•

Control their experience by defining fine-grained ad plans for ad placements, formats and frequencies to balance their revenue and view retention goals; and

•

Improve their business performance using powerful reporting tools that collate traffic data to analyze current and historical data as well as manage their relationships in the lucrative mobile advertising marketplace.

We enable planners and buyers to plan, build, buy and execute a mobile campaign within minutes as well as follow up campaign performance in real time.

During the next 6 to 12 months, beginning June 30, 2010, we expect to generate revenues in North America by replicating our private label business model which we have implemented in Asia.

New Business – Renewable Energy

During July 2010, we expanded our operations into the renewable energy business to include the design, integration, marketing and sales of solar PV-wind hybrid power generation applications in partnership with a Malaysian corporation, Powernique Technology Sdn Bhd ("Powernique"). Our partnership with Powernique has given us a jump start into the renewable energy business. We plan to implement our projects in collaboration with government agencies and telcos in Asia. Our entry into the renewable energy business is intended to develop another recurring revenue stream that will complement our mobile VoIP communications and mobile advertising business segment.

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

   1. Rural and remote island electrification

   2. Powering remote radio base stations

   3. Potable water production

   4. Potable water production and organic vegetable cultivation

We help our customers to conceptualize, design and integrate renewable energy systems using biomass as feedstock for example oil palm biowastes and forest residues for conversion into renewable energy. Forest residues are converted to torrefied wood which is typically used as feedstock for co-firing with coal in existing coal-fired plants. The solar photovoltaic (PV)-biomass hybrid power generation system that we design and build is based on the methodology for the optimal sizing of a solar PV-wind hybrid power generation system developed by our Chairman. We do not manufacture any of the components used for the power generation systems. The components are sourced from various suppliers. We typically solicit competitive proposals from various component manufacturers, evaluate the proposals and recommend to our customers’ components that meet with their system performance specifications.

The services we render include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the biomass power generation system with solar PV to operate as a hybrid power generation system. The hybrid system was designed to help our customers to reduce their energy bills, increase operational efficiencies and utilize their biowastes to produce clean energy that would otherwise have caused damage to the environment. Our solar PV-biomass hybrid power generation system is designed primarily for owners and operators of oil palm plantations and palm oil mills; lumber and sawmill operators who are seeking to be energy independent and have the ability to sell its excess capacity to utility companies.

We launched our solar PV-wind hybrid power generation applications in Malaysia during the first fiscal quarter of 2011 and plan to expand into other South East Asian countries and China during 2011. Our solar PV-wind hybrid power generation applications are targeted at customers who are located in rural or remote areas that are too far or costly for utility companies to connect such areas to their power grid.

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

Our objective is to focus on providing integrated mobile VoIP communication and mobile advertising services within the new media advertising space. We believe that changes in technology and the growth in digital media present us with opportunities to compete against media agencies.  These opportunities include pursuing new media possibilities that incorporate with relevant digital know-how.  We believe that these changes represent a growth opportunity for companies that are able to acquire these new media skills.

There are currently a number of companies which provide various mobile advertising services but very few offer an integrated service similar to our mobile advertising in combination with mobile microblogging and free mobile VoIP calls. Microblogging is a form of multimedia blogging that allows users to send and receive brief text updates (limited to 140 characters per message) or micromedia such as photos, audio or video clips (up to five seconds of audio or video clips). A single entry could consist of a single sentence or fragment or an image or a brief five second video.  Its purpose is, however, similar to a traditional blog.  Users microblog about particular topics that can range from the simple, such as “what one is doing at a given moment,” to the thematic such as sports, cars to business topics.

We believe that in the future, we may compete directly with mobile operators if they decide to focus in developing solutions similar to our MVG and MMSG and possibly face competition from major online businesses seeking to expand into the mobile advertising segment.

Mobile advertising is closely related to online or Internet advertising. Mobile advertising, however has a far greater reach than online advertising as there are 5.282 billion registered mobile phone users compared to 2.084 billion internet users worldwide (Source: International Telecommunication Union 2010).   Our current and potential competitors include:

•	Mobile advertising	Virgin Mobile, (USA), Third Screen Media (AOL), Tencent, (China), Madhouse, (China) and Focus Media, (China)

•	Mobile microblogging networks	Twitter, Groovr, Jaiku, Identi.ca, NotePub and BuzzCity, (Singapore)

Our competitors may have product offerings or other business advantages that our customers may find compelling. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic locations, include the following:

•	More established relationships with their target customers that afford them greater access to resources;

•	greater financial and technical resources;

•	stronger brand and consumer recognition, regionally or globally;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile channels;

•	proprietary intellectual property which they can develop without having to pay royalties to third parties for licensed technology;

•	lower labor and development costs; and

•	broader global distribution and presence.

By taking this approach, we believe that the most effective barrier to entry against competition is to build efficient, stable, secure and user friendly solutions that assist our customers to significantly enhance their businesses.

Government Regulations

Laws and regulations that apply to Internet communications, commerce, and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web, and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition.

Malaysia

Malaysian Communications and Multimedia Commission Act (1998)

Our mobile advertising business in Malaysia is governed by Section 211 of the Malaysia Communications and Multimedia Act 1988 that provides: “No content applications service provider, or other person using a content applications services, shall provide content which is indecent, obscene, false, menacing, or offensive in character with intent to annoy, abuse, threaten or harass any person”.

The Malaysian Communications and Multimedia Commission (“MCMC”) was created pursuant to the Malaysian Communications and Multimedia Commission Act (1998) as a new regulator for the communications and multimedia industry in Malaysia. At the same time, the Communications and Multimedia Act (1998) (“CMA”) was

passed, to fulfill the need to regulate an increasingly convergent communications and multimedia industry.

The Act also provides a regulatory framework to accommodate the convergence of the telecommunications, broadcasting, and computing industries in Malaysia. The basic principles underlying the CMA are transparency, technology neutrality, flexibility, and transparency.

The powers and functions of MCMC are:

•

to advise the Malaysian Ministry of Information, Communication and Culture on all matters concerning the national policy objectives for communications and multimedia activities,

•

to implement and enforce the provisions of the communications and multimedia laws,

•

to regulate all matters relating to communications and multimedia activities not provided for in the communications and multimedia laws,

•

to consider and recommend reforms to the communications and multimedia laws,

•

to supervise and monitor communications and multimedia activities,

•

to encourage and promote the development of the communications and multimedia industry,

•

to encourage and promote self-regulation in the communications and multimedia industry,

•

to promote and maintain the integrity of all persons licensed or otherwise authorized under the communications and multimedia industry,

•

to render assistance in any form to, and to promote co-operation and co-ordination amongst, persons engaged in communications and multimedia activities; and

•

to carry out any function under any written law as may be prescribed by the Minister Information, Communication and Culture of with notification published in the Malaysian Government Gazette.

Advertising Standards Authority

The Advertising Standards Authority (ASA) was established in 1977 to provide independent scrutiny of the then newly created self-regulatory system set up by the industry. Its chief tasks are to promote and enforce high ethical standards in advertisements, to investigate complaints, to identify and resolve problems, to ensure that the system operates in the public interest and to act as a channel for communications with those who have an interest in advertising standards.

Malaysian Code of Advertising Practice

All practitioners of advertising are required to abide by the Malaysian Code of Advertising Practice. The Code contains principles describing the essence of good advertising.

•

All advertisements should be legal, decent, honest and truthful,

•

Advertisements must project the Malaysian culture and identity, reflect the multi-racial character of the population and advocate the philosophy of the National Principles of Malaysia.

•

Advertisements must not identify or typecast each particular racial group or sex with vocations, traditional values and backgrounds.

•

Advertisements must comply in every respect with the Law, common or statute.

•

All advertisements should be prepared with a sense of responsibility to consumers and to society.

•

All advertisements should conform to the principles of fair competition as generally accepted in business.

•

No advertisements shall bring advertising into disrepute or reduce confidence in advertising as a service to the industry and to the public.

•

Advertisements must be clearly distinguishable as such.

The Code contains general guidelines relevant to all advertisements as well as rules for specific sectors such as medicinal and related products and advertisements containing health claims, children and young people. The Code and the self regulatory procedure that exists to administer it, are designed to work within to complement existing regulations.

United States

The Federal Communications Commission (“FCC”) requires interconnected VoIP providers to comply with the Communications Assistance for Law Enforcement Act of 1994 (“CALEA”) and to contribute to the Universal Service Fund (“USF”) which supports communications services in high-cost areas and for income-eligible telephone subscribers. Providers of interconnected VoIP services that allow users to make calls to and receive calls from the regular telephone network must also comply with the FCC imposed 911 obligations. The New and Emerging Technologies 911 Improvement Act of 2008 insures that VoIP users will have the same level of access to 911 services as those calling from standard landlines. This is necessary as 911 calls using VoIP are handled differently than calls made through the regular network.

The Universal Service Administrative Company (USAC) administers the USF programs for high cost companies serving rural areas, low-income consumers, rural health care providers, and schools and libraries.  USAC is an independent, not-for-profit corporation designated as the administrator of the USF. The USF helps provide communities across the country with affordable telecommunications services.

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

Hong Kong

On 6 January 2006, the Telecommunications Authority finalized the regulatory regime for VoIP services and created a new Services-Based Operator (“SBO”) License. With the introduction of the SBO License, services-based operators can now enter the Hong Kong market to offer local voice telephony services employing Internet Protocol (“IP”)-based technologies or other technologies.

The new SBO licensing regime encompasses the provision of public internal or external telecommunications services (whether or not the services are similar to conventional telephone services). This regime has the following main features:

-

All service providers of IP telephony services who use telecommunication equipment located within Hong Kong are required to obtain an SBO license. This licensing regime would not affect overseas IP telephony service providers who do not establish or maintain any telecommunication facilities in Hong Kong.

-

Amongst the SBO licensees, providers of IP telephony services which are very different from the conventional voice telephone services would be subject to a relatively lighter level of regulation (namely, General Conditions 1 to 15 and Special Conditions 1 to 13 of the SBO license). One example of such services is "Instant Messaging" for which Internet Protocol addresses are used to make and receive calls. Traditional telephone numbers are not assigned to customers for such services.

-

Providers of IP telephony services which are similar to conventional voice telephone services would be subject to a relatively higher level of regulation (i.e. additional Special Conditions 14 to 21 may apply depending on whether it is a Class 1 or Class 2 license - explained further below). Hong Kong telephone numbers are assigned to customers of such licensees. Customers can make and receive calls to and from customers of local traditional public switched telephone network (PSTN). These types of services are subject to either Class 1 or Class 2 SBO licenses, both of which require compliance with additional requirements contained in the specified conditions for the SBO services, including number portability, emergency call services and backup power supply etc.

The scope of services of the SBO License is essentially similar to the scope of service of fixed telecommunications network services (“FTNS”) or fixed carrier (FC) licenses; the only difference is that an SBO licensee does not have any facilities-based rights. Consequently, a SBO licensee may provide local IP telephony services as well as external telecommunication services (ETS) and international value-added network services (IVANS). Current holders of FTNS or FC license can provide VoIP licenses without the need to apply for an SBO license.

The applicant for an SBO license should be a company incorporated in Hong Kong. There are no foreign ownership restrictions. If the applicant is a company incorporated overseas, it may still apply provided that it has registered in Hong Kong as an overseas company.

People’s Republic of China

Although we are not subject to People’s Republic of China (“PRC”) laws at this time, it will apply to us when we implement our mobile VoIP and mobile advertising services in PRC.

The provision of VoIP calls are regulated by the Ministry of Information Industry (“MII”). The PRC government considers VoIP calls and services to be a serious threat to the state owned telecommunication carriers, China Telecom and China Unicom and have put in place a stringent regulatory regime to limit the ability of any individuals or entities to provide VoIP calls and services. Article 7 of the Regulation on Telecommunications of the PRC (the “Telecom Regulations”) provides that no one can provide telecommunication services without first obtaining a license from a local telecommunications administration or the information industry authority of the State Council or MII. The Administrative Measures for Telecommunications Business Operating Licenses further provide that there are two types of telecommunications operating licenses for telecommunication service providers in PRC (including foreign-invested telecommunications enterprises), namely, licenses for infrastructure telecommunication services and licenses for value-added telecommunication services.

Consumer Protection and Privacy Rights

We do not facilitate the delivery of spam messages to mobile phone subscribers. Prior to the delivery of a multimedia message we ensure that there is an existing relationship between us, the private label partner and the registered mobile phone user to whom the message is being delivered, in which the registered mobile phone user has agreed to receive advertising messages. We believe that a mobile phone is a personal communications device and that it should not be abused.

We collect personally identifiable information from registered mobile phone users with their  permission. The registered mobile phone user provides this permission by opting into one of our programs. We store personally identifiable information securely and do not use the data without the explicit, knowing permission of the registered mobile phone user which is gained at the time we collect the data.

Our future private label partners retain the right to use data they have obtained through explicit permission from a registered mobile phone user; for example, if a registered mobile phone user provides an email address to receive information and updates. We rely on our registered mobile phone users’ consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each advertising campaign. If our future private label partners  provide databases of their registered mobile phone users , we will use this data on behalf of those registered mobile phone users, again pursuant to their consumer privacy policies. We rely on our private label partners to collect and maintain such data with the appropriate precaution and responsibility as stated in their privacy policies. The premise is that both the Company and our private label partners (1) have an opt-in relationship with the registered mobile phone users, (2) have an opportunity to share their consumer privacy policies with their registered mobile phone users, and (3) provide an opportunity to opt-out.

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

Patent

We presently utilize licenses under the terms of our Exclusive Marketing, Distribution and License Agreement with VTA in connection with our mobile VoIP communications and mobile advertising business. We have yet to exercise our option to purchase patent application #12/164,259 entitled “Data communications between short-range enabled wireless devices over networks and proximity marketing to such devices” filed with the United States Patent and Trademark Office on June 30, 2008, owned by VTA for $3.5 million vide an Option Agreement that was executed between us and VTA on April 8, 2010. The option to purchase the patent application ends on April 7, 2011, 12 months after the date of the Option Agreement. Pursuant to the Option Agreement, the one-time license fee of $500,000 payable by us to VTA under its license agreement and the license fee of $500,000 payable by Info-Accent to VTA under its license agreement will form part of the purchase consideration should we exercise its option to purchase the patent.

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

RISKS RELATED TO OUR COMPANY AND OUR MOBILE VOIP COMMUNICATIONS AND MOBILE ADVERTISING BUSINESS

In order to acquire the licenses necessary to launch our new business in mobile VoIP communications and mobile advertising in the United States and the intellectual rights upon which the business is based, and in order to exercise our option to purchase the patent application we will need to raise an additional $2.5 million by April 2011.

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

In order to pay the license fees and to exercise the option to purchase the patent from VTA, we will need to raise or earn an aggregate of at least $2.5 million. If we are unable to raise the necessary funds to pay the license agreement fees through debt or equity financing we will lose our licenses and will be unable to pursue our new mobile VoIP communications and mobile advertising business in the United States.

We will need additional financing in order to launch our new proposed businesses.

We currently do not have sufficient capital resources to launch our new proposed businesses that include mobile VoIP communications and mobile advertising in the North America. In addition to the $0.5 million to pay the amount owing under our license agreement dated March 15, 2010 and the $2.5 million to exercise our option to purchase a patent application from VTA, we will need to raise funds to launch our new business in North America and expand the business in Asia. We estimate that we will require $400,000 to finance the set-up cost and working capital of our new business in the North America and to further expand Info-Accent’s business in Asia.

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

All of our officers and the members of our Board of Directors live and work in Malaysia.  Several of them, including our Chief Executive Officer and Chief Financial Officer also have such positions with our wholly owned Malaysian subsidiary, Info-Accent pursuant to employment contracts.  Few of our new management and Board of Directors have experience operating in North America.  They will need to hire staff in the U.S. in order to launch and manage our new business of providing mobile VoIP communications and mobile advertising services in the U.S.

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

We may incur significant costs to ensure compliance with the corporate governance and accounting requirements of the United States of America.

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

If an active trading market for our stock on the OTC Bulletin Board is developed, then sales of common stock in the public market could adversely affect the market price of our common stock. There are at present 3,413,422 shares of common stock issued and outstanding. On December 10, 2007, we issued 300,000 shares of restricted common stock issued at $0.001 to three founders. On December 26, 2007, pursuant to an assignment of an Option to Purchase Agreement dated December 14, 2007 from Scott Wetzel one of our founders and former President/CEO, we exercised the option to purchased three patented mining claims located in Baker County, Oregon.  As a part of that transaction, we issued 200,000 shares of restricted common stock at $0.001 per share to owners of Ibex Minerals, Inc., a non-affiliated company. These 500,000 total outstanding shares have been registered with the Securities Exchange Commission and are currently restricted pursuant to Rule 144 promulgated by the SEC under the 1933 Act, but can be sold pursuant the S-1 registration statement. Rule 144 provides, in essence, that a person holding restricted securities for six months from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than one year may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Since Global MobileTech and its predecessor corporation, Trevenex Resources, Inc, was a shell company, and since sale of shares of former shell companies pursuant to Rule 144 are restricted, none of the current outstanding restricted shares are available for resale pursuant to Rule 144 until July 11,

2011. The sale of some or all of the currently restricted shares of common stock could have a material negative impact upon the market price of the shares if a market for the share should develop in the future.

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

In January 2008, our agents staked 66 unpatented mining claims surrounding the three patented claims, totaling approximately 1,365 acres.  We do not own the land that makes up the unpatented claims, but we have the right to explore for commercial mineralization and in the event commercial minerals exist, we may, under certain conditions, extract those minerals. It is the intention of our new management to dispose of the patented mining claims as soon as practicable and to pursue the business in mobile VoIP communications and mobile advertising services.

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

In 2010, we initiated the following steps to realize our new objective of becoming a provider of mobile VoIP communications and mobile advertising services globally:

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement with VyseTECH Asia Sdn Bhd, or VTA, a Malaysian corporation.  The license agreement relates to our acquisition of the exclusive marketing rights for products developed by VTA and related Voice over Internet Protocol (VoIP) services for the express purpose of selling products and related VoIP services in North America.  Subject to reaching certain goals, we will be authorized to continue to sell VTA’s products, VoIP communications, and mobile advertising services in North America on an exclusive basis for the term of the license agreement.  In the event we do not meet certain minimum annual sales volumes ($1 million per year for the first three years) for two consecutive years, the agreement will revert to a non-exclusive agreement.  The provisions of the agreement required us to make a onetime only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement on March 15, 2010. On September 14, 2010, VTA agreed to extend the payment of the license fee to March 15, 2011.

On April 7, 2010, we formed a wholly owned Malaysian subsidiary, Info-Accent Sdn Bhd or Info-Accent Info-Accent was established to capitalize on business opportunities and the fast growing economies in China and countries in South East Asia such as Singapore, Vietnam, Thailand, Indonesia and Malaysia. On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.

The license agreement provides that Info-Accent shall pay a one-time license fee of RM1.6 million (approximately $500,000) to VTA and an additional RM1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP and mobile advertising related contracts and operating assets from VTA.  The purchase consideration of $500,000 to acquire existing mobile VoIP related contracts from VTA was progressively paid in cash to VTA during the months of April, May and June 2010. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of GMT in lieu of a cash payment as full and final payment of the $500,000 license fee.

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

The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP communications and mobile advertising related contracts and operating assets from VTA has allowed Info-Accent to enter into the mobile VoIP communications and mobile advertising business to generate revenue immediately, without being exposed to any downside risks.

These actions are designed to leverage on the knowledge and experience of the new Directors and management team in the mobile VoIP communications and mobile advertising business to capture opportunities for growth.

During July 2010, we expanded our operations into the renewable energy business to include the design, integration, marketing and sales of solar PV-wind hybrid power generation applications in partnership with a Malaysian corporation, Powernique Technology Sdn Bhd ("Powernique"). Our partnership with Powernique has given us a jump start into the renewable energy business. We plan to implement our projects in collaboration with government agencies and telcos in Asia. Our entry into the renewable energy business is to insure that we will have another recurring revenue stream that will complement our mobile VoIP communications and mobile advertising business segment.

We launched our solar PV-wind hybrid power generation applications in Malaysia during the third quarter of 2010 targeting government agencies, telecommunication companies and palm oil refiners. We plan to expand into other South East Asian countries and China during 2011.

Near-Term Goals and Strategic Objectives

Our goal is to establish Global MobileTech and our subsidiary Info-Accent as a leader in the emerging mobile VoIP communications, mobile advertising and the renewable energy business in Asia.

Our strategic objectives are:

i)

To establish further offices in the United States and Asia as well as enter into partnerships with parties synergistic to our business.

ii)

To build out the back-end infrastructure to support the operation of our mobile VoIP communications and mobile advertising network in the United States and other South East Asian countries such as Thailand and Singapore.

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

Balance Sheets Data	June 30, 2010	June 30, 2009
	(Unaudited)

Cash	$18,416	$60
Accounts receivable	3,066,296	-
Mining claims	40,000	40,000
License Agreement, net	965,107	-
Computer software, net	429,415	-
Furniture, net	1,460	-

Total assets	$4,521,694	$40,060
Total liabilities	$4,333,218	$13,012

	Year Ended	Year Ended
Statement of Operations Data	June 30, 2010	June 30, 2009
	(Unaudited)

Revenues	$4,323,601	$-
Cost of goods sold	3,644,894	-
Gross profit	678,707	-

Operating expenses :
Professional fees	90,633	60,151
Rent expense - related party	2,400	2,400
Depreciation and amortization	49,580	-
Sales and marketing	188,048	-
General and administration - other	241,622	2,185
Total operating expenses	572,283	64,736

Income / (loss) from operations	106,424	(64,736)
Other expenses:
Interest expense	869	-

Provision for income taxes	48,919	-
Net income (loss)	$56,636	$(64,736)

Comparison of Year Ended June 30, 2010 to Year Ended June 30, 2009

During 2009 and the first quarter of 2010, we were a development stage company. Our subsidiary, Info-Accent, began generating revenues and incurring operating expenses in our current line of business commencing on April 8, 2010, following our acquisition of ongoing mobile VoIP communications and mobile advertising related contracts from VyseTECH Asia Sdn Bhd.

Revenues

For the year ended June 30, 2009, we did not generate any revenue. For the year ended June 30, 2010, our revenues were $4,323,601. The revenues were generated from the operations of our Malaysian subsidiary, Info-Accent.

We generate revenues from the sale of mobile VoIP communications and mobile advertising solutions; as well as MobiCAST and MobiREWARDS programs to our current private label partners. Additionally, we generate revenue from the sale of the following products and services to our private label partners:

•

multimedia content production services which our private label partner/customers can utilize to sell services to advertisers and advertising agencies and to disseminate advertisements and multimedia content to registered mobile phone users via the rewards program

•

supply of content management system to enable our customers manage multimedia and advertising content supplied by content publishers and advertisers

•

project management and control system to help our customers to manage their marketing campaigns

•

management and consulting services to help our customers in planning and deploying our mobile solutions; and

•

systems integration and system support to insure a smooth and uninterrupted operation of our private label partners.

Geographic Information	For the Year Ended
	June 30,
	2010		2009
	(Unaudited)
	*Revenue	% of Revenue	Revenue	% of Revenue

Malaysia	$2,468,388	57%	$-	-
Hong Kong	1,855,213	43%	-	-
	$4,323,601	100%	$-	-

*Revenues are attributed to geographical location of our customers.

For the year ended June 30, 2010, the total revenue of $4,323,601 comprised of $2,468,388 or 57% derived from the services rendered to our private label partner customers in Malaysia, whereas $1,855,213 or 43% derived from the services rendered to our customer in Hong Kong. For the year ended June 30, 2009, we did not have any customer.

For the year ended June 30, 2010, a customer from Hong Kong accounted for 43% of the total revenue and remaining 57% of the total revenue is attributed to our five customers from Malaysia at 13%, 13%, 12%, 11% and 8% each. If we are unable to retain the only customer in Hong Kong or retain at least two of our customers in Malaysia, it will have a material effect on our results of operations and financial condition. To preempt the possible loss of our customers, we have increased our marketing efforts to appoint additional channel partners and private label partners to reduce the concentration of each customer to below 10%.

Cost of Goods Sold

For the year ended June 30, 2010, cost of goods sold was $3,644,894 compared to nil for the year ended June 30, 2009. The increase in cost of goods sold is attributable to revenue generated from the sale of our mobile VoIP communications  and mobile advertising solutions.

Five vendors accounted for 92% of total cost of sales for the year ended June 30, 2010 at 41%, 14%, 12%, 12% and 12% each. We have one significant vendor which could have a serious effect on our results of operations. Besides the one significant vendor, if we are unable to retain at least two of the other vendors, it will impinge on our ability to deliver a smooth and efficient service to our customers. It will also damage our reputation and have an adverse effect on the quality of services we render. To reduce our dependency on a single vendor to provide the services that we require, we have taken proactive steps to engage the services of new vendors who meet our  quality of service and pricing criteria.

We outsource our mobile advertising work to our five vendors to: (i) accelerate the commercial rollout of our business in a scalable manner, (ii) minimize our up-front investment and financial risks, (iii) enable us to offer products and services to our customers that we believe are best-in-class; and (iv) allow us to focus on our core competency in the development of mobile VoIP communications and mobile advertising applications. We have adopted a similar model in rolling out our solar PV-wind hybrid power generation business. All our vendors are located in Malaysia.

Gross Profit

For the year ended June 30, 2010, our gross profit from our mobile VoIP communications and mobile advertising solutions was $678,707. Our gross margin as a percentage of revenue was 16%.

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

              For the year ended June 30, 2010, we incurred sales and marketing expenses of $188,048. There were no sales and marketing expenses for the year ended June 30, 2009. We incurred sales and marketing expenses relating to the promotion and marketing of Info-Accent's mobile VoIP communications and mobile advertising services in Asia.

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

For the year ended June 30, 2010, we generated $351,078 of cash from operations which was derived from a net profit of $56,636, increased by adjustments for depreciation, amortization and other adjustments of $105,952 and increased by changes in operating assets and liabilities of $188,490.

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

We need to raise $900,000 to pay: (i) $500,000 for the License Agreement for North America; and (ii) $400,000 to finance the set up cost to launch our mobile VoIP communications and mobile advertising business in North America and to expand our business in Asia.  We also need to raise an additional $2.5 million if we exercise the option to purchase the patent from VTA. We intend to raise the entire sum of $3.4 million through a combination of suppliers’ financing, debt financing, equity financing by way of private placements and revenues from our new business.  There is, however, no assurance that any financing will be available or if available, on terms that will be acceptable to us.

We believe that only $400,000 will be sufficient to launch our new business in North America and to expand our existing business in Asia as we will be replicating the successful private label business model which we have implemented in Asia. Our business model has helped us to minimize our financial risks, operating costs and human resource requirements. The $400,000 that we need to raise will be utilized as follows:

	United States	Asia	Total
	($)	($)	($)
Operating Expenses
Direct costs
Staff Support	93,000	15,000	108,000
Sales and Marketing	64,000	30,000	94,000
Indirect costs
General & Administration	109,000	23,000	132,000
Professional Fees	54,000	12,000	66,000
Total	320,000	80,000	400,000

We do not anticipate any problem in raising $80,000 to further expand our business in Asia. If we are unable to raise the $820,000 comprising of $500,000 payable to VTA for the license fee due on March 15, 2011 and $320,000 to finance the set-up cost to launch our mobile VoIP communications and mobile advertising services in North America, we will: (i) delay our entry into North America (ii) continue with our efforts to raise funds; and (iii) request another extension from VTA to pay the license fee of $500,000.  If we fail to raise $2.5 million to exercise the option to purchase the patent from VTA, it will not impact on VTA’s License Agreements with Global MobileTech for North America and Info-Accent for Asia.   The delay in launching our business in North America will not have any material effect on our financial results as we do not have any current operations in North America contributing to our revenue.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the financial statements included in this Form 10-K/A.  Our critical accounting policies are:

Currency Conversion

The business of our mobile VoIP communications and mobile advertising is generally conducted in Malaysia. The financial statements of the Company are translated from Ringgit Malaysia into U.S. Dollars in accordance with Accounting Standards Codification topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL MOBILETECH, INC. (FORMERLY TREVENEX RESOURCES, INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009
PAGE

Report of Independent Registered Public Accounting Firm- 2009	37

Financial Statements
Consolidated Balance Sheets as of June 30, 2010 and 2009	38
Consolidated Statements of Operations and Comprehensive Income (loss) for the Years Ended June 30, 2010 and 2009	39
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2010 and 2009	40
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009	41
Notes To Consolidated Financial Statements	42-54

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
	(Unaudited)
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
	(Unaudited)

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
FOR THE YEAR ENDED JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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
	(Unaudited)
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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

The management of the Company decided to transition from a mining exploration company to a provider of mobile Voice over Internet Protocol (“VoIP”) communications and mobile advertising services in the high growth mobile communications sector by entering into a five-year exclusive Marketing, Distribution and License Agreement (“License Agreement”) with VyseTECH Asia Sdn Bhd (“VTA”), a Malaysian corporation on March 15, 2010, for North American market. On April 8, 2010, a wholly owned Malaysian subsidiary, Info-Accent Sdn Bhd or Info-Accent entered into a five-year exclusive Marketing, Distribution and License Agreement (“License Agreement II”) with VTA for the Asian market. The License Agreements grant the Company exclusive marketing rights for products developed by VTA and related Voice over Internet Protocol  (VoIP) services for the express purpose of selling  products and related VoIP services in North America and Asia.

Formation of Trevenex Acquisitions, Inc.

On September 1, 2009, the Company formed a wholly owned subsidiary, Trevenex Acquisitions, Inc. under the laws of the State of Nevada.  Trevenex Acquisitions, Inc. is currently inactive.

Formation of Info-Accent Sdn Bhd

On April 7, 2010, we formed a wholly owned Malaysian subsidiary, Info-Accent Sdn Bhd or Info-Accent under the laws of Malaysia. Info-Accent  is a wholly owned subsidiary of Trevenex Acquisitions, Inc. Info-Accent was established to capitalize on business opportunities and their fast growing economies in China and countries in South East Asia such as Singapore, Vietnam, Thailand, Indonesia and Malaysia.

The formation of Info-Accent was not subject to ASC 805-10-50-2 because it was not a business combination. The cost of incorporating Info-Accent was RM2,450 or US$754, which included payment to the Companies Commission of Malaysia.

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

NOTE 10 - EXCLUSIVE MARKETING, DISTRIBUTION, AND LICENSE AGREEMENT

On March 15, 2010, GMT entered into a five-year exclusive Marketing, Distribution, and License Agreement with VTA, a Malaysian corporation. The License Agreement relates to GMT acquiring the exclusive marketing rights for products developed by VTA and related VoIP services for the express purpose of selling products and related  VoIP services in North America. Subject to reaching certain goals, GMT will be authorized to continue to sell VTA’s products and related VoIP products in North America on an exclusive basis for the term of the Agreement. In the event GMT does not meet certain minimum sales volumes, the License Agreement will revert to a non-exclusive agreement.

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

On July 14, 2010, GMT announced the appointment of Powernique Technology Sdn Bhd, a Malaysian corporation, as its strategic partner in the management and implementation of solar-wind hybrid power generation for rural/remote island electrification and radio base stations owned by third parties in Asia. The partnership with Powernique has  provided the Company an entry into the renewable energy business. It plans to implement projects in collaboration with government agencies and telecommunication companies in Asia. Its entry into the renewable energy business is to insure that it will have another recurring revenue stream that will complement the mobile VoIP communications and mobile advertising business segment.

On August 2, 2010, GMT entered into an Amended Registration Rights Agreement with the three investors in its May 2010 private placement offering. The three investors are Valerie Hoi Fah Looi, our Secretary and Director, Matthew Riedel, a pre-existing shareholder, and Hong Choo Lim. This amended agreement removes certain provisions related to liquidated damages payable by GMT to the investors in the case of failing to meet certain filing deadlines with regard to the registration statement and in the case of the registration statement not being continuously effective for certain extended periods of time. In addition the deadlines for initial filing of the registration statement and its effectiveness was extended to October 18, 2010. Under the terms of the amended agreement, GMT is not required to pay liquidated damages to the three investors in the event the Company does not meet the filing deadlines.

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

JUNE 30, 2010 (UNAUDITED) AND JUNE 30, 2009

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

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer   to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report.  Such system of controls and procedures were designed to obtain reasonable assurance of achieving their control objective. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.    Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that (i) ertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States;  (iii) that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

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

During 2010, we took the following steps to remediate our material weaknesses:

On March 25, 2010, we appointed Aik Fun Chong as our Chief Executive Officer and Hon Kit Wong as our Chief Financial Officer to improve the effectiveness of our disclosure controls and procedures. Additionally, we appointed Siew Hong Lua as our Assistant Finance Manager and an Accounts Executive to maintain our accounting records and prepare our financial reports. With the appointment of the four new personnel, we were able to (i) segregate duties between the personnel responsible for recording our financial transactions in a timely manner, duly verified by our Chief Financial Officer before submitting to our Chief Executive Officer for his approval (ii) insure our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (iii) provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements. We also perform additional analyses, reconciliations and other procedures to determine that our consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with US GAAP for each of the periods presented herein.

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

The remediation of our previously identified material weaknesses in internal control over financial reporting is a continuing work in progress due to the issuance of new accounting standards and changes in our business. However, remediation of known weaknesses is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary. As of the date of this report, our management believes that the ongoing increase in our accounting resources will permit us to remediate all material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Effective April 12, 2010, we engaged Davis Accounting Group, P.C. (which subsequently changed its name to the Etania Audit Group, P.C.), as our  independent registered public accounting firm to review our interim financial statements for the period ended March 31, 2010 and audit our financial statements for our fiscal year ending June 30, 2010.  Subsequently, in January 2011, we were informed that the Davis Accounting Group, P.C. was not duly licensed when it issued an audit opinion on our financial statements included in our Form 10-K for our fiscal year ended June 30, 2010 and in this Form 10-K/A and, accordingly, those financial statements are not considered to be audited.

On October 26, 2010, we dismissed our independent registered public accounting firm, Etania Audit Group, P.C. (formerly Davis Accounting Group, P.C.).  The report of Davis Accounting Group, P.C. on our financial statements for fiscal years ended June 30, 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.  The decision to change independent registered public accounting firm was approved by our Board of Directors. During the period of our engagement of Li & Company from April 12, 2010 through October 26, 2010, including the audit of our fiscal year ended June 30, 2010 and the subsequent review of our interim periods through October 26, 2010, (a) there were no disagreements with Etania Audit Group, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Etania Audit Group, P.C., would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K that we were aware of at the date of the dismissal.

Effective October 26, 2010, we engaged Lake & Associates CPAs LLC, as our new independent registered public accounting firm to review our interim financial statements for the period ended December 31, 2010 and audit our financial statements for our fiscal year ending June 30, 2011.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A. Directors, Executive Officers, Promoters and Control Persons

The following sets forth certain information with respect to each of our Directors and executive officers as of February 28, 2011.

Name	Age	Position and Office	Year Appointed
Mohd Aris Bernawi	57	Director	2010
Valerie Hoi Fah Looi	52	Secretary, Director	2010
Chee Hong Leong	45	Director	2010
Matthew J. Riedel	45	Director	2010
Aik Fun Chong	37	President, Chief Executive Officer	2010
Hon Kit Wong	33	Treasurer, Chief Financial Officer	2010

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

Chee Hong Leong, 45, graduated with a Bachelor of Arts in Accounting from Ulster University, Northern Ireland in 1989. He has been a Fellow of the Association of Chartered Certified Accountants, United Kingdom since 1999 and a Chartered Accountant of the Malaysian Institute of Accountants since 1994. He served as the Chief Financial Officer of Secured Digital Applications, Inc. from January 2000 until his resignation in November 2005. Prior to joining Secured Digital Applications, Inc., he served as an Accountant at Industrial Concrete Products Bhd, a Malaysian public listed company, from April 1994 to December 1999. He resigned from Secured Digital Applications, Inc. in November 2005 to join a China based multinational company, ICP Jiangmen Co. Ltd., a subsidiary of IJM Corporation Berhad as General Manager. IJM Corporation Berhad, a Malaysian public listed company, is one of Malaysia’s leading construction company. Its business activities encompass construction, property development, manufacturing, quarrying, infrastructure concessions and plantations. He brings with him over 15 years of experience in financial accounting, management and working for publicly held companies.

Matthew J. Riedel, 45, was appointed a Director of Global MobileTech on December 1, 2010.  He graduated from Wichita State University in 1988 with a Bachelor of Science Degree in Business Administration. Matthew began his career within the financial services industry.  From September 1988 to July 1990 he served as Customer Service

Representative at Ford Motor Credit Company.  In July 1990, he was appointed Team Leader at Ford. With Ford, his activities included collections and auditing wholesale floor plans in the North Chicago area and assisting with the start up of a new call center in Omaha where he was a supervisor. He resigned from Ford in January 1994 and joined Prudential Insurance Company of America as a Registered Representative and marketed life, property and casualty insurance, mutual funds, annuities and other financial products until October 1994.  From November 1994 to May 2002, he served as Shift Manager at Spiegel Teleservices, directing staff of up to six Team Sales Managers and 300 Customer Sales Associates at a call center.  From June 2002 to June 2004, he served as Call Center Manager at MSC Industrial Direct Co., Inc., a NYSE company where he managed all day-to-day operations of the customer service and sales center.  He was also responsible for the review and approval of financial disclosure agreements for each quarter in compliance with the Sarbanes-Oxley Act. He has been a Contact Center Manager with Collections Etc. since January 2006 and manages all operational aspects of the contact center handling inbound sales, service contacts as well as servicing e-commerce and social networking contacts. Prior to his current position, he served as Customer Service Manager at Collections Etc. from July 2004 to January 2006.  He has been involved in many initiatives, and he brings with him over 15 years experience with cost accounting, sales, project and program management, quality assurance, training and outsourced operations.

Aik Fun Chong, 37, is currently serving as Chief Executive Officer of Global MobileTech, as well as our wholly owned Malaysian subsidiary Info-Accent and our wholly owned U.S. subsidiary Trevenex Acquisitions, Inc. and is responsible for strategic planning and day-to-day operations of our company. From March 2000 through January 2004, he served as Head of Finance & Administration Department at Pastry Pro Sdn Bhd, a manufacturing and trading company.  He was responsible for the preparation of financial budgets and cost management, reviewing and improving internal control system and procedures; and preparation of financial statements and management reports.  From January 2004 through March 2005, he served as Chief Accountant at Accel International Co. Ltd, a subsidiary of Kuok Group,  Accel’s business activities included trading and servicing of Canon, 3M, Kodak, NEC, ICI and Noritsu products, In his capacity as Chief Accountant, he was responsible for the overall finance and accounting operations, review of existing internal control procedures and improve efficiency and effectiveness of the internal control; and preparation of financial statements and management reports.  From March 2005 through August 2008, he served as Accountant at Revenue Valley Sdn Bhd that operates food and beverage outlets in Malaysia. From September 2008 to June 2009, he served as Chief Accounting Officer for a U.S. holding company with subsidiaries in Malaysia and was responsible for day-to-day accounting and treasury functions, corporate finance and operational matters. From July 2009 to February 2010, he served as Chief Executive Officer of VyseTECH Asia Sdn Bhd. He has over 13 years of financial, accounting and operational experience in local and international firms dealing in food and beverage, trading and manufacturing. Mr. Chong holds a Bachelor of Commerce (Accounting) from University of Southern Queensland, Australia. He is a Chartered Accountant of the Malaysian Institute of Accountants and a Certified Practicing Accountant of CPA Australia.

Hon Kit Wong, 33, is currently serving as the Chief Financial Officer of Global MobileTech, as well as our wholly owned Malaysian subsidiary Info-Accent and our wholly owned U.S. subsidiary Trevenex Acquisitions, Inc.  In his current position, he is responsible for the financial and accounting functions of our company. From October 2000 to December 2006, he served various positions at Minply Sdn Bhd, a wholly owned subsidiary of Minply Holdings (M) Bhd.  Minply Holdings (M) Berhad is listed in the Kuala Lumpur Stock Exchange (KLSE). He was promoted to Assistant Finance Manager in January 2002 and Assistant Branch Manager in March 2004.  From January 2007 to February 2010, he served as a Finance Manager of VyseTECH Asia Sdn Bhd. He graduated with a Bachelor of Arts (Accounting and Finance) from University of East London, United Kingdom in September 2000. He have over 10 years of working experience in accounting and finance, operations and management, and has utilized his experience to implement and evaluate the effectiveness of internal control over financial reporting.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of February 28, 2011 with respect to the beneficial ownership of the outstanding common stock and warrants by (i) any holder of more than five percent, (ii) each of our executive officers, directors and director designees, and (iii) our executive officers, directors and director designees as a group. The percentage of beneficial ownership for the following table is based on 3,463,816 shares of common stock outstanding.

Name and Address of Beneficial Owner	Type of	Amount and Nature of	Percent of Class
(1)	Security	Beneficial Ownership (1)
Sunway Technology Development Ltd	Common stock	336,200	9.71%
Room 2103, Futura Plaza
111 How Ming Street
Kwun Tong
Hong Kong
Keng Nam Looi (2)	Common stock	245,715	7.09%
1-6A Jalan Desa 1/5
Desa Amn Puri, Kpg
Kuala Lumpur, Malaysia
Digital Kiosk Technologies Sdn Bhd	Common stock	239,500	6.91%
32B, Jalan SS2/66,
47300 Petaling Jaya
Selangor, Malaysia
Hong Choo Lim (3)	Common stock	176,000	5.08%
No. 3 Jalan SS2/29
47300 Petaling Jaya
Selangor, Malaysia
Valerie Hoi Fah Looi (4,6,14)	Common stock	256,905	7.28%
Mohd Aris Bernawi (4,7,14)	Common stock	130,000	3.71%
Matthew J. Riedel (5,8,14)	Common Stock	105,000	3.00%
Chee Hong Leong (4,9,14)	Common Stock	60,000	1.72%
Aik Fun Chong (10,11,14)	Common Stock	30,000	0.86%
Hon Kit Wong (12,13,14)	Common Stock	30,000	0.86%

All officers and directors as a group (6)		611,905	17.43%

Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of February 28, 2011 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

The holdings of Keng Nam Looi include 220,060 shares of common stock and a warrant to purchase 25,655 shares of common stock at $1.00 per share.

(3)

The holdings of Hong Choo Lim include 134,000 shares of common stock and a warrant to purchase 42,000 shares of common stock at $1.00 per share.

(4)

Mohd Aris Bernawi, Valerie Hoi Fah Looi and Chee Hong Leong were appointed as Directors on March 25, 2010. Their address is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

(5)

Matthew J. Riedel was appointed as Director on December 1, 2010. His address is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

(6)

The holdings of Ms. Looi include 191,270 shares of common stock, a warrant to purchase 25,635 shares of common stock at $1.00 per share and stock options to purchase 40,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(7)

The holdings of Mr. Mohd Aris Bernawi include 90,000 shares of common stock and stock options to purchase 40,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(8)

The holdings of Mr. Matthew J. Riedel include 70,000 shares of common stock, a warrant to purchase 5,000 shares of common stock at $1.00 per share and stock options to purchase 30,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(9)

The holdings of Mr. Chee Hong Leong include 30,000 shares of common stock and stock options to purchase 30,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(10)

Aik Fun Chong was appointed as President and Chief Executive Officer on March 25, 2010. His address is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

(11)

The holdings of Mr. Aik Fun Chong include 15,000 shares of common stock and stock options to purchase 15,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(12)

Hon Kit Wong was appointed as Treasurer and Chief Financial Officer on March 25, 2010. His address is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

(13)

The holdings of Mr. Hon Kit Wong include 15,000 shares of common stock and stock options to purchase 15,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(14)

Inclusive of stock options approved by the Board of Directors on December 29, 2010 to purchase 170,000 shares of common stock at an exercise price of 70% of the fair market value at the date of exercise.

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

Date: February 28, 2011	GLOBAL MOBILETECH, INC

	By:	/s/ Aik Fun Chong
Name: Aik Fun Chong
Title: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohd. Aris Bernawi	Chairman and Director	February 28, 2011
Mohd. Aris Bernawi

/s/ Aik Fun Chong	President & CEO (Principal Executive	February 28, 2011
Aik Fun Chong	Officer)

/s/ Hon Kit Wong Hon Kit Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Valerie Hoi Fah Looi Valerie Hoi Fah Looi	Secretary and Director	February 28, 2011

/s/ Chee Hong Leong Chee Hong Leong	Director	February 28, 2011

/s/ Matthew J. Riedel Matthew J. Riedel	Director	February 28, 2011