Form 10-K/A
period 2010-06-30
GLOBAL MOBILETECH, INC.
filed 2011-05-20
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Common Stock, $0.001 par value

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

Documents Incorporated by Reference. Not applicable.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Form 10-K/A, Amendment No. 2 is being filed by Global MobileTech, Inc. (the “Company”) to amend its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2011 (“Amendment No. 1”).  Prior to the filing of Amendment No.1, the Company received a letter from the SEC indicating that the Utah accountancy license of Etania Audit Group (fka Davis Accounting Group, P.C.), the auditing firm that audited the financial statements of the Company for the year ended June 30, 2010, had expired as of September 30, 2008, and accordingly, the June 30, 2010 financial statements were not considered by the Commission to have been audited.

On March 3, 2011, the Company engaged Lake & Associates CPA's, LLC, to re-audit its financial statements for the year ended June 30, 2010.  The audited financial statements along with Lake & Associates CPA's, LLC, auditor’s report, are included as part of this filing.  Except for items directly related to the June 30, 2010 financial statements, the subsequent events described therein, and some changes to Item 14, Principal Accounting Fees and Services, no attempt has been made to update the other disclosures presented in this filing, which does not reflect events occurring after the filing of the original Form 10-K and Form 10-K Amendment No. 1 (i.e., those events occurring after February 28, 2011 or subsequent event disclosure therein) or modify or update those disclosures that may be affected by subsequent events.  Such subsequent matters are addressed in subsequent reports filed with the SEC.  Accordingly, this filing should be read in conjunction with the Form 10-K, the Form 10-K/A Amendment No. 1, and our other filings with the SEC.

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

To date, we have raised an aggregate of approximately $441,250 in equity capital, and $18,000 in debt capital since our inception in December 2007. While our shares of common stock have been quoted on the OTC Bulletin Board since April 2009, there has been no trading activity of any kind in our quoted shares. In addition, given the economic crisis and given the uncertainty as to whether there will be a significant economic recovery, it is currently very difficult to raise equity or debt capital for a company which is entering a new business, which does not have extensive experience in raising capital and does not have any public trading in its shares of common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL MOBILETECH, INC. (FORMERLY TREVENEX RESOURCES, INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 AND JUNE 30, 2009
PAGE
Report of Independent Registered Public Accounting Firm- 2010	37
Report of Independent Registered Public Accounting Firm- 2009	38

Financial Statements
Consolidated Balance Sheets as of June 30, 2010 and 2009	39
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended June 30, 2010 and 2009	40
Consolidated Statement of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2010 and 2009	41
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009	42
Notes To Consolidated Financial Statements	43-55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - 2010

To the Board of Directors and Stockholders of

Global MobileTech, Inc.

We have audited the accompanying balance sheet of Global Mobile Tech, Inc. as of June 30, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2010.  Global Mobile Tech Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Mobile Tech, Inc. as of June 30, 2010, and the results of its operations and its cash flows for the year ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates CPA’s, LLC

Lake & Associates CPA’s, LLC

Schaumburg, IL

May 13,2011

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
FOR THE YEAR ENDED JUNE 30, 2010 AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

JUNE 30, 2010  AND JUNE 30, 2009

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

NOTE 13 – SUBSEQUENT EVENTS

On July 1, 2010, the Board of Directors agreed to compensate the Chairman  RM2,000 (approximately US$625) a month to meet out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company.

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

On July 14, 2010, GMT announced the appointment of Powernique Technology Sdn Bhd (“Powernique”), a Malaysian corporation, as its strategic partner in the management and implementation of solar-wind hybrid power generation for rural/remote island electrification and radio base stations owned by third parties in Asia. The partnership with Powernique has provided the Company an entry into the renewable energy business. It plans to implement projects in collaboration with government agencies and telecommunication companies in Asia. Its entry into the renewable energy business is to insure that it will have another recurring revenue stream that will complement the mobile VoIP communications and mobile advertising business segment.

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

JUNE 30, 2010  AND JUNE 30, 2009

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

On December 1, 2010, GMT had transferred and assigned all of its rights, title and interest in the three patented mining claims to repay a promissory note inclusive of interest totaling $18,789 against the original cost of the patented mining claims of $40,000. As a consequence, the Company suffered a loss of $21,211.

On December 7, 2010, GMT issued 3,322 shares of its common stock at $0.80 per share as repayment for the short–term loan payable and interest totaling $2,658.

In December 2010, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 62,616 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $62,616. At closing, GMT issued a three-year warrant to purchase 31,308 shares of common stock at $1.00 per share to the two accredited investors.

On December 29, 2010, GMT awarded an aggregate of 170,000 shares of our common stock to its directors and officers.

In January 2011, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 86,394 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $86,394. At closing, GMT issued a three-year warrant to purchase 43,197 shares of common stock at $1.00 per share to the accredited investors.

In February 2011, GMT entered into a Securities Purchase Agreement with an existing accredited investor for the sale of 14,000 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $14,000. At closing, GMT issued a three-year warrant to purchase 7,000 shares of common stock at $1.00 per share to the existing accredited investor.

In March, 2011, Info-Accent and Powernique Technologies Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase two units of the mobile gasifiers and multi-mode pyrolysis reactors for total consideration of RM2,013,000 or approximately $666,000.

On March 14, 2011, GMT and VTA have mutually agreed to cancel the five-year exclusive Marketing, Distribution, and License Agreement. Following the cancellation of the License Agreement, GMT will not be pursuing the mobile VoIP communications and mobile advertising business in North America. GMT will direct its efforts in the renewable energy business in the United States.

 On April 7, 2011, our Chairman, Mr. Mohd Aris Bernawi exercised his option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.54 or 70% of the fair market value resulting in gross proceeds of $5,400.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010  AND JUNE 30, 2009

On April 7, 2011, the option to purchase the patent and technology rights under patent application # 12/164,259 from VyseTECH Asia Sdn Bhd expired.

On April 20, 2011, Info-Accent and Powernique Technology Sdn Bhd executed a Supplemental Agreement whereby Powernique agreed to receive 165,000 unregistered shares of common stock, par value $0.001 per share, of Global MobileTech priced at $1.00 per share as payment for the first installment equivalent to twenty-five percent (25%) of the total purchase price.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.    Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States;  (iii) that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

On October 26, 2010, we dismissed our independent registered public accounting firm, Etania Audit Group, P.C. (formerly Davis Accounting Group, P.C.). The report of Davis Accounting Group, P.C. on our financial statements for fiscal years ended June 30, 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.  The decision to change independent registered public accounting firm was approved by our Board of Directors. During the period of our engagement of Etania Audit Group from April 12, 2010 through October 26, 2010, including the audit of our fiscal year ended June 30, 2010 and the subsequent review of our interim periods through October 26, 2010, (a) there were no disagreements with Etania Audit Group, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Etania Audit Group, P.C., would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K that we were aware of at the date of the dismissal.

Effective October 26, 2010, we engaged Lake & Associates CPA's, LLC, as our new independent registered public accounting firm to review our interim financial statements for the quarters ended September 30, 2010, December 31, 2010 and March 31, 2011;  and audit our financial statements for our fiscal year ending June 30, 2011.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

From June 12, 2009, through April 12, 2010, our principal accountant was Li & Company. Li & Company audited our financial statements for fiscal years ended June 30, 2009 and 2008, and reviewed our interim financial statements for the quarters ended September 30, 2009 and December 31, 2009.

From April 12, 2010 through October 26, 2010, our principal accountant was Etania Audit Group (formerly Davis Accounting Group, P.C.) (“Etania”). Etania reviewed our interim financial statements for the quarter ended

March 31, 2010 and audited our financial statements for the year ended June 30, 2010.

On March 3, 2011, we engaged Lake & Associates CPA's, LLC, as our independent registered public accounting firm to re-audit our financial statements for the year ended June 30, 2010.

The aggregate fees billed by our principal accountants for services rendered for the fiscal years ended June 30, 2009 and 2010, are set forth in the table below:

Fee Category	Year ended June 30, 2009	Year ended June 30, 2010
Audit fees (1)	$41,568	$50,541
Audit-related fees (2)	-	-
Tax fees (3)	$-	$-
All other fees (4)	1,971	-
Total fees	$43,539	$50,541

(1)

“Audit fees” consists of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of annual financial statements and for reviews of interim financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

“Audit-related fees” consists of the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)

“Tax fees” consists of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for  tax compliance, tax advice and tax planning, such as review and filing of tax return.

(4)

“All other fees” consists of the aggregate fees billed in each of the last two fiscal years for products and services rendered by the principal accountant, other than the services reported in the other categories, such as review of our registration statement on Form S-1 and EDGAR filing expenses.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted policies and procedures regarding pre-approval of all auditing services, internal control-related services and permitted non-audit services. Each year, no later than the end of the first quarter of the fiscal year, (i) the independent registered public accounting firm will submit to the Audit Committee for approval the terms, fees and conditions of the Company’s engagement of an independent registered public accounting firm to perform an integrated audit of the Company’s consolidated financial statements, to attest to the Company’s internal control over financial reporting for the applicable fiscal year and to review the Company’s interim financial statements and (ii) management and the independent registered public accounting firm will jointly submit to the Audit Committee for approval a written pre-approval request of additional audit and non-audit services to be performed for the Company during the year, including a maximum fee amount or budgeted range of fees for each category of service outlined in such request. The Audit Committee has designated the Audit Committee Chairman (currently Mr. Chee Hong Leong) to have the authority to pre-approve interim requests for additional permissible services that were not contemplated in the engagement letter or annual pre-approval request. The Audit Committee Chairman may approve or reject any interim service requests and shall report any interim service pre-approvals at the following Audit Committee meeting.

All services provided by Lake & Associates CPA's, LLC, during the fiscal year ended June 30, 2010 was pre-approved by the Audit Committee in accordance with our Audit Committee Charter.

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

Date: May 20, 2011	GLOBAL MOBILETECH, INC

	By:	/s/ Aik Fun Chong
Name: Aik Fun Chong
Title: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohd. Aris Bernawi	Chairman and Director	May 20, 2011
Mohd. Aris Bernawi

/s/ Aik Fun Chong	President & CEO (Principal Executive	May 20, 2011
Aik Fun Chong	Officer)

/s/ Hon Kit Wong Hon Kit Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2011

/s/ Valerie Hoi Fah Looi Valerie Hoi Fah Looi	Secretary and Director	May 20, 2011

/s/ Chee Hong Leong Chee Hong Leong	Director	May 20, 2011

/s/ Matthew J. Riedel Matthew J. Riedel	Director	May 20, 2011