Form 10-Q
period 2011-03-31
GLOBAL MOBILETECH, INC.
filed 2011-05-20
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

Yes [   ]   No [X]

As of May 20, 2011, there were 3,652,816 shares of our common stock, $0.001 par value, issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

March 31, 2011 and 2010

Index to Consolidated Financial Statements

(Unaudited)

CONTENTS	Page
Consolidated Balance Sheets as of March 31, 2011 (unaudited) and June 30, 2010 (audited)	4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2011 and 2010 (unaudited)	5
Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended March 31, 2011 (unaudited)	6
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and 2010 (unaudited)	7 to 8
Notes to the Consolidated Financial Statements	9 to 26

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010

ASSETS
	March 31	June 30,
	2011	2010
	(Unaudited)
Current Assets:
Cash	$ 34,450	$ 18,416
Accounts receivable - Trade	7,013,696	3,066,296
Total current assets	7,048,146	3,084,712

Property and Equipment:
Computer software	704,909	452,016
Plant and machinery	665,939	-
Furniture and office equipment	1,654	1,537
	1,372,502	453,553
Less - Accumulated depreciation and amortization	(126,739)	(22,678)
Net property and equipment	1,245,763	430,875

Other Assets:
Mineral properties - Available for sale	-	40,000
License Agreement (net of accumulated amortization of $52,931)	476,380	965,107
Methodology & Technology Assignment (net of accumulated amortization of $6,085)	46,069	-
Deposit	10,000	1,000
Total other assets	532,449	1,006,107
Total Assets	$ 8,826,358	$ 4,521,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$ 4,633,830	$ 3,049,421
Accrued liabilities	660,087	219,377
License agreement payable	-	991,990
Due to related party	2,793	5,539
Notes payable	-	18,000
Total current liabilities	5,296,710	4,284,327

Long-Term Liabilities:
Deferred income taxes	52,600	48,891
Total long-term liabilities	52,600	48,891
Total liabilities	5,349,310	4,333,218

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding in 2011 and
2010, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000
shares authorized; 3,477,816 and 1,895,270 shares
issued and outstanding as of March 31, 2011 and
June 30, 2010, respectively	3,478	1,896
Additional paid-in capital	1,497,980	275,331
Accumulated other comprehensive income (loss)	128,013	(2,135)
Accumulated income (deficit)	1,847,577	(86,616)
Total stockholders' equity	3,477,048	188,476
Total Liabilities and Stockholders' Equity	$ 8,826,358	$ 4,521,694

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 8,094,496	$ -	$ 24,332,208	$ -

Cost of Goods Sold	(6,841,253)	-	(20,565,364)	-

Gross Profit	1,253,243	-	3,766,844	-

Expenses:
Professional fees	25,107	5,863	71,474	39,856
Rent expense - related party	-	600	-	1,800
Depreciation and amortization	11,173	2,083	129,412	2,083
Sales and marketing	228,889	-	516,497	1,610
General and administrative - Other	114,236	4,621	554,077	5,166

Total operating expenses	379,405	13,167	1,271,460	50,515

Income (Loss) from Operations	873,838	(13,167)	2,495,384	(50,515)

Other (Expense):
Interest expense	-	(420)	(577)	(527)
Loss on disposal of mining claims	-		(21,211)

Total other (expense)	-	(420)	(21,788)	(527)

Income (Loss) Before Income Taxes	873,838	(13,587)	2,473,596	(51,042)

Provision for income taxes:
Current	(135,065)	-	(539,402)	-
Deferred	-	-	-	-

Net Income (Loss)	$ 738,773	$ (13,587)	$ 1,934,194	$ (51,042)

Comprehensive Income:
Foreign currency translation adjustment	60,102	-	130,148	-

Total Comprehensive Income (Loss)	$ 798,875	$ (13,587)	$ 2,064,342	$ (51,042)

Earnings (Loss) Per Common Share:
Basic	$ 0.22	$ (0.01)	$ 0.68	$ (0.03)

Diluted	$ 0.20	$ (0.01)	$ 0.65	$ (0.03)

Weighted Average Number of Common Shares Outstanding:
Basic	3,395,514	1,750,000	2,831,274	1,750,000

Diluted	3,694,610	1,750,000	2,973,380	1,750,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2011 AND JUNE 30, 2010
						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Totals

Balance - June 30, 2009	-	$ -	1,700,000	$ 1,700	$ 168,600	$ -	$ (143,252)	$ 27,048

Common stock issued for cash	-	-	165,270	166	99,261	-	-	$ 99,427

Common stock issued for management consulting services	-	-	30,000	30	7,470	-	-	$ 7,500

Foreign currency translation adjustment	-	-	-	-	-	(2,135)	-	$ (2,135)

Net income for the period	-	-	-	-	-	-	56,636	$ 56,636

Balance -June 30, 2010	-	$ -	1,895,270	$ 1,896	$ 275,331	$ (2,135)	$ (86,616)	$ 188,476

Common stock issued for cash	-	-	195,224	195	195,029	-	-	$ 195,224

Common stock issued for acquisition of fixed assets	-	-	295,000	295	206,205	-	-	$ 206,500

Common stock issued as payment for acquisition of License Agreement	-	-	769,000	769	499,081	-	-	$ 499,850

Common stock issued as payment for acquisition of methodology & technology assignment	-	-	50,000	50	49,950	-	-	$ 50,000

Common stock issued as compensation to director and officers	-	-	270,000	270	269,730	-	-	$ 270,000

Issuance of common stock for conversion of short term payable	-	-	3,322	3	2,654	-	-	$ 2,657

Foreign currency translation adjustment	-	-	-	-	-	130,148	-	$ 130,148

Net income for the period	-	-	-	-	-	-	1,934,193	$ 1,934,193

Balance -March 31, 2011	-	$ -	3,477,816	$ 3,478	$ 1,497,980	$ 128,013	$ 1,847,577	$ 3,477,048

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

	For the Nine Months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities:
Net income (loss)	$ 1,934,194	$ (51,042)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Income taxes	539,402	-
Depreciation and amortization	129,412	2,083
Common stock issued for services	276,359	7,500
Changes in assets and liabilities-
Deposit	(9,000)	-
Accounts receivable - Trade	(3,714,801)	-
Accounts payable - Trade	1,354,901	14,078
Accrued liabilities	(120,459)	-
Accrued interest	-	527

Net Cash Provided by (Used in) Operating Activities	390,008	(26,854)

Investing Activities:	-	-

Net Cash (Used in) Investing Activities	-	-

Financing Activities:
(Repayment to) Proceeds from related party	(2,893)	4,000
(Repayment to) Proceeds from notes payable	(20,000)	18,000
Proceeds from the issuance of common stock	195,224	5,000

Net Cash Provided by Financing Activities	172,331	27,000

Effect of Exchange Rate Changes	(546,305)	-

Net Increase (Decrease) in Cash	16,034	146

Cash - Beginning of Period	18,416	60

Cash - End of Period	$ 34,450	$ 206

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

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

MARCH 31, 2011 AND 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2011 and March 31, 2010 and for the three months and nine months ended March 31, 2011 and 2010 are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011 and March 31, 2010 and the results of its operations and its cash flows for the nine months ended March 31, 2011 and March 31, 2010. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of June 30, 2010, filed with the SEC for additional information, including significant accounting policies.

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

 (Unaudited)

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

Impairment of long-lived assets

In accordance to with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the nine months ended March 31, 2011 and 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

MARCH 31, 2011 AND 2010

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2011 and 2010, the Company had no allowance for doubtful accounts.

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

Earnings /Loss per Common Share

Net earnings/loss per common share is computed pursuant to FASB ASC Topic 260, Earnings per Share. Basic net earnings/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during each period. Diluted net earnings/loss per common share is computed by dividing net earnings/loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants. There were no dilutive shares outstanding for the nine months ended March 31, 2011 and 2010.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2011 and 2010, as they were anti-dilutive:

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended March 31, 2011	For the Interim Period Ended March 31, 2010
Warrants issued from May 2010 to March 31, 2011 in connection with the Company’s equity financing inclusive warrants to purchase 170,247 shares at $1.00 per share	98,791	-

Stock options issued on December 29, 2010 to directors and officers options to purchase up to an aggregate of 170,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value.	40,767	-

Total potentially outstanding dilutive shares	139,558	-

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2011.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as March 31, 2011 or June 30, 2010, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the nine months ended March 31, 2011 and 2010.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011 and June 30, 2010 and expenses for the nine months ended March 31, 2011 and 2010. Actual results could differ from those estimates made by management.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the nine months ended March 31, 2011 and 2010:

	2011	2010
March 31 - RM: US$1 exchange rate	3.0228	-
Quarterly average - RM: US$1 exchange rate	3.1095	-

Property and Equipment.

Office furniture, plant and equipment; and computer software are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, whichever is shorter, if applicable. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Furniture, plant and equipment; and computer software are depreciated and amortized over estimated useful lives ranging from 3 to 5 years.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

Comprehensive Income

The Company presents comprehensive income (loss) under FASB ASC 220 Comprehensive Income. ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RM to US$. For the nine months ended March 31, 2011, comprehensive income for the Company consists of net income for the period and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

	As of March 31,	As of June 30,
	2011	2010

Computer Software	$704,909	$452,016
Plant and Machinery	665,939	-
Furniture	1,654	1,537
	1,372,502	453,553
Less : Accumulated Depreciation	126,739	22,678
	$1,245,763	$430,875

The depreciation expense recorded was $99,488 and $0 for the nine months ended March 31, 2011 and 2010 respectively.

NOTE 5 – NOTES PAYABLE

	As of March 31,	As of June 30,
	2011	2010
Notes payable to a non-financial entity, with interest at 7% per annum, with interest due March 9, 2010, with an extension granted to November 30, 2010	$-	$17,500
Notes payable to a non-financial entity, with interest at 6% per annum, with interest due June 30, 2010, with an extension granted to November 30, 2010	$-	$500
	$-	$18,000

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

In May 2010, GMT issued 145,270 shares of common stock and 72,635 common stock purchase warrants pursuant to the private placement, where every two shares of the common stock purchased were entitled to a warrant to purchase one additional share of common stock at an exercise price of $1.00 per share and will expire three years from the date of subscription for cash at $0.65 per share for total proceeds of $94,426. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $108,719.

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

On September 14, 2010, GMT entered into definitive agreements relating to the private placement of $32,214 of its securities through the sale of 32,214 shares of our common stock at $1.00 per share and three-year warrants to purchase 16,107 shares of common stock at $1.00 per share to an accredited individual. The purchaser in the private placement was Nor Fairolzukry. There were no fees, commissions or professional fees for services payable in conjunction with the private placement. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $24,109.

On December 7, 2010, GMT issued 3,322 shares of its common stock at $0.80 per share as repayment for the short–term loan payable and interest totaling $2,657.

In December 2010, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 62,616 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $62,616. At closing, GMT issued a three-year warrants to purchase 31,308 shares of common stock at $1.00 per share to the two non-accredited investors. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $46,861.

On December 29, 2010, the Company awarded an aggregate of 170,000 shares of the Company’s common stock to its directors and officers. These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $86,696.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

In January 2011, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 86,394 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $86,394. At closing, GMT issued a three-year warrants to purchase 43,197 shares of common stock at $1.00 per share to the two accredited investors. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $64,656.

In February 2011, GMT entered into a Securities Purchase Agreement with an existing accredited investor for the sale of 14,000 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $14,000. At closing, GMT issued a three-year warrants  to  purchase  7,000  shares  of common  stock  at $1.00  per share to  the existing accredited investor. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $10,477.

Stock Option Plan

The Board of Directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent on December 10, 2007. The 2007 Plan was initiated to encourage and enable officers, Directors, consultants, advisors, and other key employees to acquire and retain a proprietary interest in the Company by ownership of its common stock.  A total of 1,000,000 of the authorized shares of our common stock may be subject to, or issued pursuant to, the terms of the 2007 Plan.

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

The following table summarizes information concerning outstanding stock options as of March 31, 2011.

March 31, 2011
Beginning balance	170,000
Granted	-
Exercised	-
Cancelled	-
Ending balance	170,000

These options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $86,696.

As of March 31, 2011, there were 830,000 shares of stock options remaining available for issuance under the 2007 Plan.

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

MARCH 31, 2011 AND 2010

(Unaudited)

In December 2010, the Company issued three (3) year common stock purchase warrants to purchase 31,308 shares of common stock pursuant to the private placement at an exercise price of $1.00 per share.

In January 2011, the Company issued three (3) year common stock purchase warrants to purchase 43,197 shares of common stock pursuant to the private placement at an exercise price of $1.00 per share.

In February 2011, the Company issued three (3) year common stock purchase warrants to purchase 7,000 shares of common stock pursuant to the private placement at an exercise price of $1.00 per share.

These warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $254,822. All 170,247 warrants remain outstanding as of March 31, 2011.

NOTE 7 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisition are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the nine months ended March 31, 2011 and 2010, were as follows (assuming a 15 percent effective tax rate):

Nine Months Ended
	March 31, 2011	March 31, 2010
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 54,850	$ 7,656
Change in valuation allowance	(54,850)	(7,656)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of March 31, 2011 and June 30, 2010 as follows:

	As of March 31, 2011	As of June 30, 2010

Loss carryforwards	$ 95,209	$ 40,359
Less - Valuation allowance	(95,209)	(40,359)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended March 31, 2011 and June 30, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

As of March 31, 2011 and June 30, 2010, the Company had approximately $634,723 and $269,059, respectively, in tax loss carry-forwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the nine months ended March 31, 2011 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the nine months ended March 31, 2011 and 2010, respectively, are as follows:

Nine Months ended
	March 31, 2011	March 31, 2010
Current tax expense	$ 539,402	$ -
Deferred tax expense	-	-

Provision for Malaysian income tax expense	$ 539,402	$ -

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 1, 2010, the Board of Directors agreed to compensate Mohd Aris bin Bernawi RM2,000 (approximately US$625) a month to meet out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company  As of March 31, 2011, the Company owed the Chairman 2,500.

As of March 31, 2011, the Company owed Valerie Hoi Fah Looi, the Secretary of the Company, $293. The amount due was for general and administration expenses paid by the Secretary on behalf of the Company.

NOTE 9 - EXCLUSIVE MARKETING, DISTRIBUTION, AND LICENSE AGREEMENT

On March 15, 2010, GMT entered into a five-year exclusive Marketing, Distribution, and License Agreement (the “License Agreement I”) with VTA, a Malaysian corporation. The License Agreement I relates to GMT acquiring the exclusive marketing rights for products developed by VTA and related mobile VoIP services for the express purpose of selling the products and related mobile VoIP services in North America. Subject to reaching certain goals, GMT will be authorized to continue to sell VTA’s products and related mobile VoIP services in North America on an exclusive basis for the term of the Agreement. In the event GMT does not meet certain minimum sales volumes, the License Agreement I will revert to a non-exclusive agreement.

The provisions of the License Agreement I require GMT to make a one-time only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement. On September 14, 2010, we requested an extension to the due date of the license fee to March 15, 2011 to enable us to focus our efforts in developing the mobile VoIP communications and mobile advertising business in Asia; and to allow us to have more time to select a suitable partner to implement the mobile VoIP communications and mobile advertising business in North America. VTA agreed to the extension because GMT through its Malaysian subsidiary, Info-Accent, had already developed a good ongoing business relationship with VTA. GMT does not anticipate any problems in receiving another extension from VTA should the need arise given this good working relationship.  On March 14, 2011, GMT and VTA mutually agreed to cancel the License Agreement I. Following the cancellation of the License Agreement, GMT will not be pursuing the mobile VoIP communications and mobile advertising business in North America. GMT will direct its efforts in the renewable energy business vis-à-vis the production of torrefied wood in the United States.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan. The License Agreement II provides that Info-Accent shall pay a one-time license fee of Ringgit Malaysia (“RM”) 1.6 million (approximately $500,000) to VTA and an additional RM 1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP communications and mobile advertising related contracts from VTA. The purchase consideration of $500,000 to acquire existing mobile VoIP communications related contracts from VTA were progressively paid in cash to VTA during the second quarter of 2010. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement to the License Agreement II whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of Global MobileTech in lieu of cash payment as full and final payment of the $491,990 license fee.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

NOTE 11 - SIGNIFICANT CONCENTRATIONS AND CREDIT RISK

Customer Concentration

Credit concentration in the form of accounts receivables at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011	June 30, 2010
Customer A	-	41.7%
Customer B	10.4%	12.6%
Customer C	-	11.9%
Customer D	13.9%	11.4%
Customer E	13.0%	11.2%
Customer F	-	11.2%
Customer G	10.5%	-
	47.8%	100.0%

Vendor Concentration

Accounts payable concentration at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011	June 30, 2010
Vendor A	-	33.0%
Vendor B	-	16.7%
Vendor C	-	13.4%
Vendor D	12.5%	12.5%
Vendor E	-	12.2%
Vendor F	18.3%	-
Vendor G	18.8%	-
Vendor H	20.6%	-
	70.2%	87.8%

NOTE 12  - SEGMENT INFORMATION

The Company manages its business and aggregate its operational and financial information in accordance with two operating segments; namely (i) mobile VoIP communications and mobile advertising; and (ii) renewable energy;

Although the Company is able to track revenues by sales channel, the management, allocation of resources, and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of sales and total operating expenses.

The following table sets forth the revenue and percentage of revenue attributable to each of the Company's operating segments.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2011		2010		2011		2010
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$5,695,868	70%	-	-	$17,420,807	72%	-	-
Renewable Energy	2,398,628	30%	-	-	6,911,401	28%	-	-
	$8,094,496	100%	-	-	$24,332,208	100%	-	-

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$4,922,290	72%	-	-	$15,036,502	73%	-	-
Renewable Energy	1,918,963	28%	-	-	5,528,862	27%	-	-
	$6,841,253	100%	-	-	$20,565,364	100%	-	-

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$773,578	62%	-	-	$2,384,305	63%	-	-
Renewable Energy	479,665	38%	-	-	1,382,539	37%	-	-
	$1,253,243	100%	-	-	$3,766,844	100%	-	-

Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$662,659	76%	-	-	$1,692,410	68%	-	-
Renewable Energy	211,179	24%	-	-	781,186	32%	-	-
	$873,838	100%	-	-	$2,473,596	100%	-	-

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

	As of	As of
	March 31, 2011	June 30, 2010
Segment assets
Mobile VoIP Communications and Mobile Advertising	$6,416,256	$4,521,694
Renewable Energy	2,410,102	-
	$8,826,358	$4,521,694

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

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

MARCH 31, 2011 AND 2010

(Unaudited)

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

MARCH 31, 2011 AND 2010

(Unaudited)

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(Unaudited)

NOTE 14 –  SUBSEQUENT EVENTS

On April 7, 2011, our Chairman, Mr Mohd Aris Bernawi exercised his option to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.54 or 70% of the fair market value resulting in gross proceeds of $5,400.

On April 7, 2011, the option to purchase the patent and technology rights under patent application # 12/164,259 from VyseTECH Asia Sdn Bhd expired.

On April 20, 2011, Info-Accent and Powernique Technology Sdn Bhd or PTSB executed a Supplemental Agreement whereby PTSB agreed to receive 165,000 unregistered shares of common stock, par value $0.001 per share, of Global MobileTech priced at $1.00 per share as payment for the first installment equivalent to twenty-five percent (25%) of the total purchase price.

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

Overview

Global MobileTech, Inc. was organized under the laws of the state of Nevada in December 2007 and has two operating segments: (i) renewable energy and (ii) mobile VoIP communications and mobile advertising services, as described below.

 (i) Renewable Energy

We generate revenues from services we render to our customers that include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the biomass power generation system with solar PV to operate as a hybrid power generation system.  We help our customers to conceptualize, design and integrate renewable energy systems using biomass as feedstock, for example, oil palm wastes, forest residues and un-harvested low grade wood, for conversion into renewable energy. Woody biomass is converted into bio-oil or torrefied wood which are used as feedstock for co-firing with coal in existing coal-fired plants. A major byproduct in the production of bio-oil is biochar. Biochar is a fine grain and porous substance similar in appearance to charcoal produced by natural burning. It is used primarily for soil enhancement and improving crop efficacy in highly degraded, acidic or nutrient depleted soils. The services we render include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection and installation of biomass power generation systems with solar PV and/or wind to operate as a hybrid power generation system.

(ii)  Mobile VoIP Communications and Mobile Advertising Services

We provide a licensed proprietary Ad Server platform by which our customers can sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, which we call channel partners and private label partners, are marketers/advertisers who we have selected and train and to whom we grant an exclusive territory in which they operate. Our customers pay us a fee to utilize our licensed proprietary platform within their exclusive territory. We provide our customers with access to mobile advertising content via our licensed proprietary platform, as well as multimedia content production services which our customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. We utilize some of that fee revenue to purchase VoIP call capacity from our licensor, VyseTech Asia Sdn Bhd (“VTA”), which we provide to our customers (the private label partners) to make available to registered mobile phone users.

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

Quarter Highlights

On March 14, 2011, GMT and VTA mutually agreed to cancel the five-year exclusive Marketing, Distribution, and License Agreement which was entered into between GMT and VTA on March 15, 2010 for the express purpose of allowing GMT to sell the products and  mobile VoIP calls and mobile advertising services in North America. Following the cancellation of the License Agreement, GMT will not be pursuing the mobile VoIP communications and mobile advertising business in North America. GMT will direct its efforts to the renewable energy business in the United States.

In addition, we decided not to exercise the option to purchase a patent application concerning proprietary technology for a number of applications that include mobile VoIP calls, mobile advertising, and mobile multimedia sharing services from VTA and that option expired on April 7, 2011. We will continue to operate our mobile VoIP communications and mobile advertising business in Asia under the terms of the five-year Exclusive Marketing, Distribution and License Agreement entered into on April 8, 2010 entered into between VTA and Info-Accent pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP calls and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.

In March 2011, we purchased two units of the mobile gasifiers and multi-mode pyrolysis reactors in Malaysia. These self contained units are being used to demonstrate to our potential customers the conversion of biomass into bio-oil and biochar.

Results of Operations

Our revenue for the three months ended March 31, 2011 was $8,094,496 comprising of $5,695,868 from mobile VoIP and mobile advertising services and $2,398,628 generated from renewable energy applications. Our mobile VoIP and mobile advertising segment accounted for 70% of the total revenue with 30% generated by our renewable energy segment. Our earnings were $0.22 per share and net income before tax was $873,838 with $662,659 from mobile VoIP and mobile advertising and $211,179 from renewable energy.

Revenue for the nine months ended March 31, 2011 was $24,332,208. Revenue from mobile VoIP and mobile advertising services was $17,420,807 or 72% of total revenue and revenue generated from renewable energy applications was $6,911,401 or 28% of total revenue. Our earnings were $0.68 per share and net income before tax was $2,473,596 with $1,692,410 from mobile VoIP and mobile advertising; and $781,186 from renewable energy.

The following table sets forth the consolidated statements of operations for the three and nine months ended March 31, 2011:

	Three Months Ended		Nine Months Ended
	March 31		March 31
Statement of Operations Data	2011	2010	2011	2010
Revenues	$8,094,496	$-	$24,332,208	$-
Cost of goods sold	(6,841,253)	-	(20,565,364)	-
Gross profit	1,253,243	-	3,766,844	-

Operating expenses :
Professional fees	25,107	5,863	71,474	39,856
Rent expense - related party	-	600	-	1,800
Depreciation and amortization	11,173	2,083	129,412	2,083
Sales and marketing	228,889	-	516,497	1,610
General and administration - other	114,236	4,621	554,077	5,166
Total operating expenses	379,405	13,167	1,271,460	50,515

Profit / (Loss) from operations	873,838	(13,167)	2,495,384	(50,515)
Other (expense)
Interest expense	-	(420)	(577)	(527)
Loss on disposal of mining claims	-	-	(21,211)	-
Income / (Loss) before income taxes	873,838	(13,587)	2,473,596	(51,042)
Provision for income taxes	(135,065)	-	(539,402)	-
Net income (loss)	$738,773	$(13,587)	$1,934,194	$(51,042)

Comparison of the Three Months and Nine Months Ended March 31, 2011 and  2010

Revenues

Operating Segment Revenue

The following table sets forth the revenue and percentage of revenue attributable to each of our two operating segments.

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2011		2010		2011		2010
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$5,695,868	70%	-	-	$17,420,807	72%	-	-
Renewable Energy	2,398,628	30%	-	-	6,911,401	28%	-	-
	$8,094,496	100%	-	-	$24,332,208	100%	-	-

All revenues were generated by our Malaysian subsidiary, Info-Accent. For the three months ended March 31, 2011, our total revenues were $8,094,496 compared to nil for the three months ended March 31, 2010. Our mobile VoIP communications and mobile advertising segment accounted for 70% while our renewable energy segment accounted for 30% of our total revenues.  For the nine months ended March 31, 2011, our total revenues were $24,332,208 compared to nil for the nine months ended March 31, 2010.

Customer Concentration

Customer concentration based on revenue contribution for the three and nine months ended March 31, 2011were as follows:

	For the Three Months Ended	For the Nine Months Ended
	March 31, 2011	March 31, 2011
Mobile VoIP Communications
And Mobile Advertising
Customer A	20%	19%
Customer B	16%	15%
Customer C	14%	14%
Customer D	12%	11%
Customer E	-	10%
Customer F	10%	10%
	72%	79%

Renewable Energy
Customer A	28%	26%
Customer B	24%	25%
Customer C	24%	25%
Customer D	24%	24%
	100%	100%

For the three months ended March 31, 2011, we had five significant vendors for our mobile VoIP communications and mobile advertising business segment contributing 26%, 24%, 16%, 15% and 12% respectively.  For our new renewable energy business segment, we have four significant vendors contributing 28%, 26%, 26% and 26% respectively.  For the nine months ended March 31, 2011, we had six significant vendors for our mobile VoIP communications and mobile advertising business segment contributing 24%, 22%, 17%, 16% and 13% respectively.  For our new renewable energy business segment, we have four significant vendors contributing 26%, 25%, 25% and 24% respectively.

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

Geographical Location of Revenue

Geographic Information
	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2011		2010		2011		2010
	* Revenue	% of Revenue	Revenue	% of Revenue	* Revenue	% of Revenue	Revenue	% of Revenue

Malaysia
Mobile VoIP Communications and Mobile Advertising	$5,555,438	68%	-	-	$16,787,265	69%	-	-
Renewable Energy	2,398,628	30%	-	-	6,911,401	28%	-	-
	$7,954,066	98%	-	-	$23,698,666	97%	-	-

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$140,430	2%	-	-	$633,542	3%	-	-
Renewable Energy		-	-	-	-	-	-	-
	$8,094,496	100%	-	-	$24,332,208	100%	-	-

* Revenues are attributed to geographical location of our respective customers.

For the three months ended March 31, 2011, the total revenue of $8,094,496 comprising of $7,954,066 or 98% was derived from the services rendered to our customers in Malaysia, while $140,430 or 2% was derived from services rendered to our private label partner customer in Hong Kong. For the nine months ended March 31, 2011, the total revenue of $24,332,208 comprising of $23,698,666 or 97% was derived from the services rendered to our customers in Malaysia, while $633,542 or 3% was derived from services rendered to our only customer in Hong Kong. For the three months and nine months ended March 31, 2010, we did not have any revenues as we did not initiate our mobile VoIP communications and mobile advertising until April 2010.

For the three months ended March 31, 2011, out of the $7,954,066 of our revenue generated from our customers in Malaysia, $5,555,438 or 70% was derived from mobile VoIP communications and mobile advertising business segment and $2,398,628 or 30% was derived from our renewable energy business segment. For the nine months ended March 31, 2011, out of the $23,698,666 of our revenue generated from our customers in Malaysia, $16,787,265 or 71% was derived from mobile VoIP communications and mobile advertising business segment and $6,911,401 or 29% was derived from our renewable energy business segment.

Cost of Goods Sold

For the three months ended March 31, 2011, total cost of goods sold was $6,841,253 comprising of $4,922,290 for the mobile VoIP communications and mobile advertising business segment and $1,918,963 for our renewable energy business segment compared to nil for the three months ended March 31, 2010. For the nine months ended March 31, 2011, the total cost of goods sold was $20,565,364 comprising of $15,036,502 for our mobile VoIP communications and mobile advertising business segment and $5,528,862 for our renewable energy business segment compared to nil for the nine months ended March 31, 2010. The increase in cost of goods sold was attributed to the increase in revenues generated from both our mobile VoIP communications and mobile advertising contracts and our renewable energy contracts.

Gross Profit

For the three months ended March 31, 2011, our total gross profit was $1,253,243 that included $773,578 from our mobile VoIP communications and mobile advertising business segment and $479,665 from our renewable energy business segment. For the nine months ended March 31, 2011, our total gross profit was $3,766,844 that included $2,384,305 from our mobile VoIP communications and mobile advertising business segment and $1,382,539 from our renewable energy business segment. Our gross margin as a percentage of revenue for the three months and nine months ended March 31, 2011 was approximately 15.5%.

Operating Expenses

Our total operating expenses for the three months ended March 31, 2011 were $379,405 compared to $13,167 for the three months ended March 31, 2010. The increase of $366,238 was attributed primarily to an increase in general and administration expenses of $109,615, sales and marketing expenses of $228,889 and depreciation and amortization of $9,090. Total operating expenses for the nine months ended March 31, 2011were $1,271,460 compared to $50,515 for the nine months ended March 31, 2010. The increase of $1,220,945 was attributed primarily to an increase in general and administration expenses of $548,911, sales and marketing expenses of $514,887 and depreciation and amortization of $127,329. These increases in operating expenses occurred in the context of the initiation of our new business segments, with the mobile VoIP communications and mobile advertising services in Asia initiated in April 2010 and the renewable energy segment initiated in July 2010.

For the three months ended March 31, 2011, general and administrative expenses were $114,236 compared to $4,621 for the three months ended March 31, 2010. The increase was primarily attributed to stock-based compensation of $13,544, administration and clerical costs of $29,566, payroll of $22,524 and office rent of $9,748. For the nine months ended March 31, 2011, general and administrative expenses were $554,077 compared to $5,166 for the nine months ended March 31, 2010. The increase was primarily attributed to stock-based compensation of $263,164, administration and clerical costs of $86,831, payroll of $57,800 and office rent of $29,644.

For the three months ended March 31, 2011, we incurred sales and marketing expenses of $228,889 compared to $0 for the three months ended March 31, 2010. The sales and marketing expenses relate to the promotion and marketing of Info-Accent's renewable energy services in Asia. For the nine months ended March 31, 2011, sales and marketing expenses of $516,497 compared to $1,610 for the nine months ended March 31, 2010. The sales and marketing expenses relate to the promotion and marketing of Info-Accent's renewable energy services, mobile VoIP communications and mobile advertising services in Asia.

Provision for Income Taxes

For the three months and nine months ended March 31, 2011, Info-Accent recorded an income tax provision of $135,065 and $539,402, respectively. For the three months and nine months ended March 31, 2010, we did not record any income tax provision. In 2011 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by effecting a 100% valuation allowance on the potential benefit as per ASC topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income / Loss

For the three months and nine months ended March 31, 2011, net income was $738,773 and $1,934,194, respectively, compared to a net loss of $13,587 and $51,042 for three months and nine months ended March 31, 2010, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. As of March 31, 2011 and June 30, 2010, we had cash and cash equivalents of $34,450 and $18,416, respectively. For the nine months ended March 31, 2011, our operations were primarily funded from internally generated funds.

Operating activities.  Operating activities provided net cash of $390,008 and used net cash of $26,854 during the nine months ended March 31, 2011 and 2010, respectively.  Net cash provided by operating activities during the nine months ended March 31, 2011was primarily attributed to noncash adjustments of $945,173 and an increase in the accounts payable amounting to $1,354,901. Net cash used in operating activities during the nine months ended March 31, 2010 was primarily attributed to net loss of $51,042.

Financing activities.  Cash provided by financing activities during the nine months ended March 31, 2011 of $172,331 resulted from proceeds received from the private placement of our common stock totaling $195,224, offset by the repayment of three promissory notes totaling $20,000 and the repayment of amounts owing to Mohd Aris Bernawi and Valerie Looi in the amount of $2,500 and $393, respectively.

In March 2011, we purchased two units of mobile gasifiers and multi-mode pyrolysis reactors in the amount of $666,000.  We will need to raise an additional $1.2 million to meet our capital expenditure to further expand our renewable energy business. We have engaged in discussions with private investors to provide us with the capital necessary to expand our renewable energy business. There is, however, no assurance that any financing will be available or if available, on terms that will be acceptable to us.

New Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 13 of the financial statements above. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our financial statements, or any of our subsidiaries’ operating results, financial position, or cash flow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2011.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act)  that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2011, GMT entered into a Securities Purchase Agreement with Mohamed Latiff bin Shah Mohd for the sale of 14,000 shares, of its common stock at $1.00 per share resulting in gross proceeds to GMT of $14,000. At closing, GMT issued a three-year warrant to purchase 7,000 of common stock at $1.00 per share to the accredited investor.

The private placement of these securities was exempt from registration under the Securities Exchange Act of 1933, as amended (the “Act”), pursuant to Regulation D, Rule 505 promulgated by the SEC under the Act and, where applicable, under Rule 903 of Regulation S under the Securities Act of 1933, as amended.

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

Global MobileTech, Inc.

May 20, 2011	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

May 20, 2011	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)