Form 10-Q/A
period 2010-09-30
GLOBAL MOBILETECH, INC.
filed 2011-06-27
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Global MobileTech, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Form 10-Q for the quarter ended September 30, 2010, which was originally filed November 15, 2010 (the “Original Filing”) to expand and clarify Item 4 - Controls and Procedures.  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred at a later date.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During April 2010 (our fourth fiscal quarter), we took the following steps to address the identified weaknesses over financial reporting previously disclosed in our 2009 Annual Report on Form 10-K:

(i)

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

(ii)

Following the appointment of a new Board of Directors, we established an audit committee on April 15, 2010, comprised of our directors, Chee Hong Leong and Valerie Looi (who is also our Corporate Secretary) to review and assist the board with its oversight responsibilities.  The establishment of the audit committee has further insured compliance by our appointed executives with the segregation of functions and controls and procedures . In establishing our audit committee, the Board of Directors have insured that at least one person on our audit committee, Chee Hong Leong, a Certified Public Accountant, fulfilled the definition of a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act.

(iii)

We formulated Standard Operating Procedures to guide our accounting personnel in addressing accounting issues for compliance with U.S. GAAP and SEC requirements.

(iv)

Expanded the scope of services of our consultant, Hjaltalin Consulting Services, to include the review of our disclosure control and procedures documentation for completeness and compliance with Sarbanes Oxley section 404.

In connection with the preparation of this Quarterly Report on Form 10-Q/A an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2010.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Global MobileTech, Inc.

June 27, 2011	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

June 27 , 2011	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)

3