Form 10-Q/A
period 2010-09-30
GLOBAL MOBILETECH, INC.
filed 2011-07-11
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

Amendment No.2

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

Yes [   ]   No [X]

As of July 11, 2011, there were 3,652,816 shares of our common stock, $0.001 par value, issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

September 30, 2010 and 2009

Index to Consolidated Financial Statements

(Unaudited)

CONTENTS	Page
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010 (audited)	4
Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and 2009	5
Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended September 30, 2010	6
Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009	7 to 8
Notes to the Consolidated Financial Statements	9 to 22

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

Impairment of long-lived assets

In accordance to with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the quarters ended September 30, 2010, and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010, AND 2009

(Unaudited)

	For the Three Months Ended
	September 30,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue
Mobile VoIP Communications and Mobile Advertising	$5,860,044	73%	$-	-
Renewable Energy	2,194,082	27%	-	-
	$8,054,126	100%	$-	-

	Cost of Sales	% of Cost of Sales	Cost of Sales	% of Cost of Sales

Mobile VoIP Communications and Mobile Advertising	$5,052,579	74%	$-	-
Renewable Energy	1,755,139	26%	-	-
	$6,807,718	100%	$-	-

	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$807,465	65%	$-	-
Renewable Energy	438,943	35%	-	-
	$1,246,408	100%	$-	-

	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$503,747	57%	$-	-
Renewable Energy	387,111	43%	-	-
	$890,858	100%	$-	-

	As of	As of
	September 30, 2010	June 30, 2010
Segment assets
Mobile VoIP Communications and Mobile Advertising	$5,929,074	$4,521,694
Renewable Energy	1,416,137	-
	$7,345,211	$4,521,694

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

Overview

Global MobileTech, Inc. or GMT specializes in the provision of mobile VoIP communications and mobile advertising services, and more recently, biomass energy products and renewable energy applications.

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

Two steps are involved in the optimal sizing procedure. The first step is to design a solar PV-wind hybrid model based on available local solar and wind data. The second step is to optimize the sizing of a system according to the loss of power supply probability and the LCE concepts. The configuration: (i) which can meet the desired system reliability is obtained by changing the type and size of components that make up the system; and (ii) with the lowest LCE gives the optimal choice that places an important role in cost reduction as well as energy production.

We've utilized the optimal sizing procedure in design and integration of our solar PV-wind hybrid power generation applications for:

1)

rural and remote island electrification,

2)

powering remote radio base stations,

3)

potable water production; and

4)

potable water production and organic vegetable cultivation.

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

	For the Three Months Ended
	September 30,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue
Mobile VoIP Communications and Mobile Advertising	$5,860,044	73%	$-	-
Renewable Energy	2,194,082	27%	-	-
	$8,054,126	100%	$-	-

For the three months ended September 30, 2010, our total revenues were $8,054,126 compared to nil for the three months ended September 30, 2009. The revenues were generated by our Malaysian subsidiary, Info-Accent, from the operations of our mobile VoIP communications and mobile advertising business segment accounting for $5,860,044 of our revenues and revenues from our new renewable energy business segment amounting to $2,194,082.

We have five significant customers from mobile VoIP communications and mobile advertising business segment each contributing 19%, 14%, 12%, 11% and 10% respectively. In our renewable energy business segment, we have four significant customers who each contributed approximately 25% to our revenue.

If we are unable to retain any of the five significant customers from our mobile VoIP communications and mobile advertising business segment and any of the four significant customers from our renewable energy business segment, it will have material effect on our results of operations and financial condition. To preempt the possible loss of our customers, we have increased our marketing efforts to appoint additional channel partners and private label partners to reduce the concentration of each customer to below 10%.

Geographic Information	For the Three Months Ended
	September 30,
	2010		2009
	*Revenue	% of Revenue	Revenue	% of Revenue

Malaysia
Mobile VoIP Communications and Mobile Advertising	$5,579,626	69%	$-	-
Renewable Energy	2,194,082	28%	-	-
	$7,773,708	97%	$-	-

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$280,418	3%	$-	-
Renewable Energy	-	-	--
	$8,054,126	100%	$-	-

 * Revenues are attributed to geographical location of our respective customers.

For the three months ended September 30, 2010, the total revenue of $8,054,126 comprising of $7,773,708 or 97% was derived from the services rendered to our private label partner customers in Malaysia, while $280,418 or 3% was derived from services rendered to our only customer in Hong Kong.  For the year ended June 30, 2009, we did not have any customers.

Out of the $7,773,708 of our revenue generated from our private label partner customers in Malaysia, $5,579,626 or 69% was derived from mobile VoIP communications and mobile advertising business segment and $2,194,082 or 28% was derived from our new renewable energy business segment.

Cost of Goods Sold

	For the Three Months Ended
	September 30,
	2010		2009
	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$5,052,579	74%	$-	-
Renewable Energy	1,755,139	26%	-	-
	$6,807,718	100%	$-	-

For the three months ended September 30, 2010, total cost of goods sold was $6,807,718 comprising of $5,052,579 for mobile VoIP communications and mobile advertising business segment and $1,755,139 for our renewable energy business segment compared to nil for the three months ended September 30, 2009. The increase in cost of goods sold was attributed to the increase in revenues generated from our mobile VoIP communications and mobile advertising contracts; and renewable energy contracts.

We have five significant vendors for our mobile VoIP communications and mobile advertising business segment each contributing 25%, 20%, 17%, 16% and 11% respectively. For our new renewable energy business segment, we have two significant vendors each contributing approximately 50% respectively. If we are unable to retain any of our significant vendors, it will impinge on our ability to deliver a smooth and efficient service to our customers. It will also damage our reputation and have an adverse effect on the quality of services we render. To reduce our dependency on a single vendor to provide the services that we require, we have taken proactive steps to engage the services of new vendors who meet our quality of service and pricing criteria.  All our vendors are located in Malaysia. We outsource our mobile advertising work to our vendors to: (i) accelerate the commercial rollout of our business in a scalable manner, (ii) minimize our up-front investment and financial risks, (iii) enable us to offer products and services to our customers that we believe are best-in-class; and (iv) allow us to focus on our core competency in the development of mobile VoIP communications and mobile advertising applications. We have adopted a similar outsourcing model for our renewable energy business.

Gross Profit

For the three months ended September 30, 2010, our total gross profit was $1,246,408 that included $807,465  from our mobile VoIP communications and mobile advertising business segment and $438,943 from our new renewable energy business segment. Our gross margin as a percentage of revenue was 15.5%.

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

Provision for Income Taxes

For the three months ended September 30, 2010, Info-Accent recorded an income tax provision of $156,223. For the three months ended September 30, 2009, we did not record any income tax provision. In 2009 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by affecting a 100% valuation allowance on the potential benefit as per ASC topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income / Loss

For the three months ended September 30, 2010, net income was $734,635 compared to a net loss of $25,134 for three months ended September 30, 2009. The higher net income was due to a higher profit margin generated by our renewable energy segment in Malaysia.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $14,734. For the three months ended September 30, 2010, operations were primarily funded from internally generated funds.

Operating activities. Operating activities used net cash of $78,421 and $5,218 during the three months ended September 30, 2010 and 2009, respectively. Net cash used in operating activities during the three months ended September 30, 2010 was primarily attributed to an increase in accounts receivable of $2,410,140, reduced noncash adjustments of $277,827, and offset by an increase in accounts payable amounting to $1,439,519, reduced accrued liabilities of $121,262 and net income of $734,635. Net cash used in operating activities during the three months ended September 30, 2009 was primarily attributed to stock issuance for services of $7,500 and by an increase in accounts payable amounting to $14,916 and reduced accrued liabilities of $2,500 and net loss of $25,134.

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

Global MobileTech, Inc.

July 11, 2011	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

July 11, 2011	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)