Form 10-K
period 2011-06-30
GLOBAL MOBILETECH, INC.
filed 2011-10-12
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2011.
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __

000-53493
(Commission file number)

Global MobileTech, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	26-1550187
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1312 North Monroe, Suite 750

Spokane, Washington 99201

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number: (509) 723-1312

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [X ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non- accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on October 11, 2011, based upon the closing sale price of such shares on the Over-the-Counter Bulletin Board on October 11, 2011, was $2,149,258. Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently “listed” on the NASDAQ OTC Bulletin Board Exchange, symbol “GLMB.”

As of October 12, 2011, there were 4,706,251 shares of our common stock, $0.001 par value, issued and outstanding.

Documents Incorporated by Reference.  Not applicable.

TABLE OF CONTENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and the documents incorporated by reference include “forward-looking statements.” To the extent that the information presented in this Annual Report on Form 10-K discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking. Such forward-looking statements can be identified by the use of words such as “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These include, among others, the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” sections of this Annual Report on Form 10-K.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements. When considering forward-looking statements in this Annual Report, you should keep in mind the cautionary statements in the “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” sections below, and other sections of this Annual Report on Form 10-K.

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward-looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 25 of this Annual Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein, and the section entitled “Management’s Discussion and Analysis and Results of Operations.”

PART I

ITEM 1.   BUSINESS

History and Background

Global MobileTech, Inc., (formerly Trevenex Resources, Inc.) or GMT, our or we, was organized under the laws of the State of Nevada on December 10, 2007. GMT has focused on the provision of mobile Voice over Internet Protocol or VoIP communications and mobile advertising solutions and services since April 2010.  In July 2010, we expanded into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar photovoltaic (PV)-wind hybrid power generation applications (ii) the production of synthetic gas (“syngas”), bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement (the “License Agreement I”) with VyseTECH Asia Sdn Bhd or VTA, a Malaysian corporation. The License Agreement I relates to our acquisition of the exclusive marketing rights for products developed by VTA and related Voice over Internet Protocol (VoIP) services for the express purpose of selling products and related VoIP services in North America. On March 14, 2011, GMT and VTA mutually agreed to cancel the License Agreement I for the express purpose of allowing GMT to sell the products and mobile VoIP calls and mobile advertising services in North America.  Following the cancellation of the License Agreement I, GMT decided not to pursue the mobile VoIP communications and mobile advertising business in North America. GMT will direct its efforts to the renewable energy business in the United States instead.

On April 7, 2010, we formed a wholly owned Malaysia subsidiary, Info-Accent Sdn Bhd (“Info-Accent”) under the laws of Malaysia. Info-Accent was established to capitalize on business opportunities and the fast growing economies in China and countries in South East Asia such as Singapore, Vietnam, Thailand, Indonesia and Malaysia and to manage our business activities in Asia.

On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan

VTA has developed and commercialized, primarily in Malaysia, patented proprietary technology for a number of applications that include mobile VoIP communications, mobile advertising and mobile multimedia sharing services. The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP communications and mobile advertising related contracts from VTA allowed Info-Accent to enter into the mobile VoIP communications and mobile advertising business to generate revenue immediately, without being exposed to any downside risks. On June 27, 2011, Sunway Technology Development Limited (“Sunway”), the holding company of VTA agreed with VTA to rescind the Assignment Agreement dated August 28, 2009 whereby Sunway had previously assigned all its rights, title and interest in and to the patent rights under patent # 8,005,057 to VTA.  Following the rescission, Sunway became the legal owner of the patent rights.

On June 27, 2011, Info-Accent Sdn Bhd entered into a Patent Purchase Agreement with Sunway to purchase the entire rights, title and interest in and to the patent rights under patent # 8,005,057 for a total consideration of $3.5 million. The acquisition of the patent enables us to commercialize the proprietary technology, further enhance the technology and develop new mobile applications that will allow us to license to third parties globally; and provide us with the security and the independence that we need to grow the company without being subjected to any form of control by a third party. Concurrent with the execution of the Patent Purchase Agreement, Info-Accent terminated the License Agreement II with VTA on June 27, 2011.

The corporate structure of our company is summarized below.

Global MobileTech, Inc.
(“GMT”)
(Nevada corporation)

Trevenex Acquisitions, Inc.
(“TA”)
(Nevada corporation)
Wholly owned subsidiary of GMT

Info-Accent Sdn Bhd
(“Info-Accent”)
(Malaysian corporation) Wholly owned subsidiary of TA

Our Business

GMT, through its wholly owned subsidiary Info-Accent Sdn Bhd, engages in the development and commercialization of mobile VoIP communications and mobile advertising solutions, and since July 2010 GMT has been involved in the production and commercialization of biomass-to-biofuel-to-electricity based on our proprietary pyrolysis and gasification technologies. We have two operating segments:

1.

The first segment handles the development and commercialization of mobile Voice over Internet Protocol or VoIP communications and mobile advertising solutions.

2.

The second segment is involved in

(a)

the design, integration, marketing and sale of solar photovoltaic or PV-wind hybrid power generation applications; and

(b)

establishing and operating syngas/bio-oil/biochar production plants; and syngas-fired power plants.

Our Mobile VoIP Communications and Mobile Advertising Business

Following the grant of an exclusive Marketing, Distribution, and License Agreement (the “License Agreement II”) on April 8, 2010 by VTA and the acquisition of ongoing mobile VoIP communications and mobile advertising related contracts from VTA for Asia, our subsidiary, Info-Accent Sdn Bhd, began to generate revenues from its mobile VoIP communications and mobile advertising business in Malaysia beginning in April 2010.

We provide a proprietary platform which enables our customers to sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, whom we call channel partners and private label partners, are marketers/advertisers who we have select and train and to whom we grant an exclusive territory in which they will operate. Our customers pay us a fee to utilize our proprietary platform within their exclusive territory. We provide our customers with access to mobile advertising content via our proprietary platform, as well as multimedia content production services which our customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. We utilize some of that fee revenue to purchase VoIP call capacity from VTA, which we provide to our customers (the private label partners) to make available to registered mobile phone users.

Our mobile VoIP communications and mobile advertising solutions are powered by our Ad Server which comprises the proprietary software driven Mobile VoIP Gateway (“MVG”) and the Mobile Multimedia Sharing Gateway (“MMSG”) that we have acquired from VTA.

MVG

Our Mobile VoIP Gateway manages VoIP call traffic and transactions while the MMSG combines the disparate sources of content, new media and location services with the MVG to offer MobiREWARDS (described below), our free mobile VoIP calls and multimedia messaging program to members of MobiCAST (described below), a network of registered mobile phone users that we operate with our private label partner customers.

Our MVG enables mobile communication devices to communicate with each other using the internet protocol. The communication is made possible by linking a network of cell servers to the internet which are adapted for transmitting digital data (voice, text, graphics and video) over the internet. Multiple cell servers supporting a designated zone are linked by landline or wirelessly to the internet by channeling the digital data through a router switch and firewall. A zone is defined as a physical area within a city or state which one or multiple cells support registered users of our mobile VoIP calls solution.

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

MMSG

Our Mobile Multimedia Sharing Gateway is a carrier and mobile handset neutral solution designed to provide advertisers, advertisement agencies and content developers with seamless access to our mobile advertising ecosystem. Our MMSG has the ability to:

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

We have ten customers or private label partners of which five were provided to Info- Accent by VTA under the license agreement. Except for one customer who is based in Hong Kong, all our customers are located in Malaysia.

Our private label partners (who are currently all Tier 1 channel partners) in Asia are an extension of our team, playing a key role in the go-to-market strategy and our future overall success. Our lead sharing, early product information and technical/sales training are among the many benefits of our program, designed to give our channel partners a distinct sales advantage.

The channel partner program developed by VTA is open to any individual or company currently doing or wanting to do business with VTA under ongoing contracts we acquired from VTA. We offer three levels of partnership, described below, which are designed to recognize and reward our partners in the sale of our mobile advertising services.

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

We select potential partners who are already involved in the advertising industry and understand the concept of creating a social network to generate traffic or “eyeballs” for advertisement banners that would appear on a mobile phone screen together with messages they send or receive. Potential partners must also prove their credit worthiness and employ staffs who have been involved in organizing trivia, quizzes, contests and sales campaigns besides having a fully functional office. Once they have been selected, we will agree with them on a territory that they will cover on an exclusive basis if they meet our revenue and user base targets, and provide them with sales, marketing and technical support; and training for their staff.  Training as mentioned earlier has been undertaken by VTA.

MobiCAST

MobiCAST is a free access location based mobile-Web social network and microblogging service, powered by our MVG and MMSG.

No membership fee is levied on mobile phone users to join MobiCAST. MobiCAST is packaged with our MobiREWARDS program. Our MobiREWARDS program is explained below. To register as a member of MobiCAST, the user will be required to provide personal information that includes his/her name, address, mobile phone number, make and model of mobile phone, age group, areas of interest e.g. sports, cooking, gardening, etc., interest in joining a microblogging group and their unconditional permission to receive mobile advertisements from us or our channel/private label partners on their mobile phone.

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

The mobile phone users who are part of the MobiCAST and MobiREWARDS system enroll with our private label partners. The ten private label partners have collectively registered more than 450,000 users as of June 30, 2011.  We monitor registered mobile phone user traffic and the number of advertisements placed from our Ad Server.

June 30, 2011

Number of advertisement banners placed per month

  5,308,168

Number of active registered mobile phone users who

send more than 300 messages per month

>   450,000

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

A. Mobile VoIP Calls

Our private label partners give away free mobile VoIP calls to users who participate in the MobiREWARDS program. The cost of VoIP calls is defrayed against revenue received from private label partners who will distribute the calls to their customers participating in the MobiREWARDS program. We purchase the VoIP call capacity from VTA for the use of our private label partner customers.

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

B.  Mobile Advertising/ Multimedia Content Production Services

Mobile advertising has replaced mass communications with direct brand-to-consumers relationship. Our proprietary mobile advertising solution unites brands, content providers, and mobile phone users generated by the MMSG in our Ad Server to create a marketplace for mainstream mobile media consumption.

In tandem with our mobile advertising solution, we also provide multimedia content production services to advertisers (brand and enterprise owners) who contract with our private label partner customers. We have developed a functioning supply chain that optimizes the process of multimedia content production with suppliers and contractors. Production takes place in collaboration with contractors who specialize in production of multimedia content. We hire a pool of multimedia content production contractors to insure continuous and flexible production and delivery of multimedia content for the use of our private label partner customers. Based on contracts we have secured, we define the scope of work for our contractors. Production takes place in accordance with a well-structured process that is supplemented with quality control through our online testing program.

We have built our business model for mobile advertising based on our belief in sharing our success with our stakeholders comprising of:

(a)  Advertisers

(b)  Mobile phone users (Consumers)

(c)  Mobile multimedia content publishers and developers

(d)  Advertising agencies; and

(e)  Channel partners and private label partners

Our business model is underpinned by the unique ability of our MMSG to send mobile advertisements to registered mobile phone users at the right place and the right time. Our mobile advertising application is targeted at advertisers in a broad spectrum that includes small retailers to supermarkets and brand owners seeking to promote their products and services to mobile phone users registered with MobiCAST.

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

Our Renewable Energy Business

During July 2010, we expanded our operations into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar PV-wind hybrid power generation applications (ii) the production of syngas, bio-oil and biochar using biomass such as wood residues, oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

Solar Photovoltaic-Wind Hybrid Power Generation Applications

We help our customers to conceptualize, design and integrate solar photovoltaic (“PV”)-wind systems. The solar PV-wind systems that we design and build are based on the methodology for the optimal sizing of a solar PV-wind hybrid power generation system developed by our Chairman, Mohd. Aris Bernawi. The services we render include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the power generation system with solar PV to operate as a hybrid power generation system.

We derive revenues by helping our clients to:

•

identify projects and conducts feasibility studies on the proposed projects

•

conduct site assessment, site verification and progress inspection

•

design and integrate solar PV-wind hybrid power generation system to adapt and customize our solar PV-wind hybrid power generation system to local climatic and geographical conditions

•

project management services that include cost planning, tendering, negotiating and awarding of tenders, procurement, site superintendence and contract administration

•

integrate their control system to a central data collection system that can remotely monitor the operation of the plant and provide maintenance warnings; and

•

maintain their plant by providing computer aided maintenance management systems

On September 1, 2010, Info-Accent Sdn Bhd and our Chairman executed an Assignment Agreement whereby the Chairman assigned to Info Accent, exclusively throughout the world, all rights, title and interest in the methodology for the optimal sizing of a solar PV-wind hybrid power generation system. The methodology relates to finding the optimum configuration, among a set of system components, which meets the desired system reliability requirements with the lowest value of levelized cost of energy (“LCE”). The LCE is a procedure for determining and comparing the cost of producing energy using different solar panel and wind turbine technologies. The procedure takes into account the installed system price and associated costs such as financing, land, insurance, transmission, operation and maintenance, depreciation, carbon emission and efficiency of the solar panel and wind turbine used.

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

We have utilized the optimal sizing procedure in the design and integration of our solar PV-wind hybrid power generation applications for:

1. Rural and remote island electrification

2. Powering remote radio base stations

3. Potable water production; and

4. Potable water production and organic vegetable cultivation

We do not manufacture any of the components used for the power generation systems. The components are sourced from various suppliers. We typically solicit competitive proposals from various component manufacturers, evaluate the proposals and recommend to our customers’ components that meet with their system performance specifications.

Biomass-to-Biofuel-to-Electricity Production

Overview

Biomass is an organic material that includes plant matter from trees, grasses and agricultural crops. Biomass is environment friendly and can replace fossil fuels for thermal and electricity applications. Modern industrial bioenergy systems involve pyrolysis and gasification, the heating of biomass feedstock under controlled conditions to produce synthetic gas (syngas) and bio-oil that can be burnt to produce heat, power, or combined heat and power.

When biomass such as palm stems and fronds are gasified at 650oC, it produces condensable and non-condensable gases. The non-condensable gas also known as syngas consists of carbon dioxide, carbon monoxide, hydrogen and hydrocarbons. When quenched or cooled, the condensable gas consisting of water, methanol, tar, phenol derivatives, furfural, acetic acid and other acids will form bio-oil. If the gas is not quenched, it can be combusted along with the non-condensable gas to drive gas turbines to generate electricity. Biochar, the third combustible product, is the solid charred and carbon-rich residue that can also be used as a biofuel or as a soil amendment to enhance crop growth and yield. Pyrolysis-gasification plant operating conditions can be adjusted to produce different levels of competing outputs (i.e. syngas, bio-oil or biochar).

Biomass pyrolysis and gasification are well-established technologies for the production of syngas, bio-oil and biochar. Gasification is primarily a thermo-chemical conversion of organic materials at an elevated temperature with partial oxidation. Biomass gasification, due to its high electrical efficiency compared to other biomass-based electricity generation systems, is emerging as a commercially viable technology.

Our integrated pyrolysis-gasification system consists of a bubbling fluidized bed gasifier, a combined gas cleaner (including an inertial separator, a cyclone separator, Venturi tubes and water scrubbers), a power generation subsystem and a waste water treatment system. We appoint contractors who will purchase the components on our behalf from third parties and fabricate the equipment in accordance with our designs and engineering specifications.

Availability of Biomass Feedstock

There is an abundant supply of biomass as feedstock for conversion to electricity in countries within the South East Asian region that include Malaysia, Indonesia, Thailand, Vietnam and Philippines. Such biomass includes oil palm stems and fronds, rice husks, sugar cane bagasse, coconut husks and cassava. Malaysia, together with Indonesia, account for more than 85% of the global palm oil production. Thailand ranks second in the world production of cassava, fourth in the production of sugar cane and palm oil, and sixth in the production of rice and coconuts. (Source: Food and Agriculture Organization, 2009).

The palm oil industry generates almost 94% of the biomass feedstock in Malaysia, while agricultural and forestry by-products such as wood residues, rice and sugarcane contribute the remaining 6%. Oil palm trees are typically felled after the age of 25 years, either due to their decreasing yield or because they have grown too tall which makes harvesting very difficult. They are normally left to rot or are burnt in the field. Leaving the stems and fronds in the field without further processing will physically hinder the process of planting new crops as the stems and fronds can take about five years to decompose completely. The practice of disposing both the stems and fronds by burning is unacceptable as it creates air pollution and affects the environment. Large volumes of oil palm stems and fronds in Malaysia, Indonesia and Thailand are available annually due to replanting, the task of find ways to utilize this enormous amount of lignocellulosic material is great. The high moisture and silica content have hitherto prevented palm stems and fronds from being converted to biofuels.

Appended below is a breakdown of oil palm biomass generated by the Malaysian palm oil industry in 2009.

                                                                                       (Source: Malaysian Palm Oil Board, 2009)

Current Status and Market for Renewable Energy in South East Asia

Over the last 50 years, while consumption of fossil fuels grew substantially, the world undertook a transition in its usage of fossil fuels, from solids (coal), to liquids (oil) to gases (natural gas). Increased fossil fuel prices and their possible depletion in the near future as well as the deterioration of our environment due to increased use of the same are major concerns of our time. Increased crude oil prices have compounded the problems of developing nations which are forced to subsidize gasoline prices to maintain retail gasoline prices at an affordable level. As a consequence, energy potential of renewable fuels and the technologies to harness them have become crucial for energy security.

Governments of the Association of South East Asian (“ASEAN”) countries comprising of Malaysia, Singapore, Indonesia, Thailand, Philippines, Myanmar, Brunei, Cambodia, Laos and Vietnam have taken cognizance of the dire consequences if the energy security issue is not addressed. On January 1, 1999, the ASEAN Center for Energy or ACE was established as an intergovernmental organization to act as a catalyst for the development of renewable energy. Core funding for ACE is provided by an Energy Endowment Fund established from equal contributions of the 10 member countries and managed by a private fund manager.

ASEAN Energy Outlook (2005 – 2030)

The final energy consumption by sector for the period 2005 to 2030 is summarized below.

-

Final energy consumption is projected to grow from 2005 to 2030 with an average annual growth rate 3.9 percent (base case) and 4.9 percent (high case).

-

The transport sector consumption will grow the fastest during the period with annual growth projected at 5.1 percent driven by the increasing per capital income followed by the industrial sector consumption in the second place with annual growth projected at 4.6 percent.

-

Other sectors which include residential, commercial and agricultural sectors will have an average annual growth of 2.4 percent and non-energy consumption will growth at an average rate of 2.9 percent per annum.

Final Energy Consumption by Sector in the ASEAN member countries in

Million Tons of Oil Equivalent (“MTOE”)

	2005	2020 Reference	2020 High	2030 Reference	2030 High
Others	150	209	220	274	317
Transport	88	191	218	305	394
Industry	104	208	231	322	412

                                                                                                                                                    (Source: ASEAN Center for Energy)

The final energy consumption by fuel type in the ASEAN member countries is summarized below.

-

Electricity will grow the fastest at 6.1 percent per annum in view of the projected growth in industrial Gross Domestic Product (“GDP”). As a consequence, electricity share will increase 11.0 percent in 2005 to 18.2 percent by 2030.

-

Coal will have the second highest growth rate of 5.9 percent per annum followed by natural gas at 5.0 percent per annum.

-

Oil will have the fourth highest growth rate of 4.5 percent per annum and will remain as the most used fuel.  Its share to the total consumption mix will also increase from 44.4 percent in 2005 to 50.4 percent in 2030 driven by the rapid growth in consumption of the transport sector which is largely fuelled by oil products.

Final Energy Consumption by Fuel in the ASEAN member countries in MTOE

	2005	2020 Reference	2020 High	2030 Reference	2030 High
Others	109	114	114	113	112
Oil	152	292	328	454	573
Natural Gas	21	46	50	70	87
Electricity	38	94	108	164	214
Heat	0	0	0	0	0
Coal	24	60	69	100	136

                                                                                                                                             (Source: ASEAN Center for Energy)

The implications of higher energy consumption are as follows:

-

Primary energy consumption will increase significantly from 2.6 times in the Reference scenario to 3.3 times in the High scenario which will have a negative impact on the energy security and the environment.

-

Oil consumption in the region is also expected to increase from 194 MTOE in 2005 to 520 MTOE by 2030 in the Reference scenario and possibly to 639 MTOE in the High scenario. Being a net importer of oil, the region will be vulnerable to various supply disruptions in the oil market.

-

Although the region is still a net exporter of natural gas, its fuel consumption is expected to increase from 91 MTOE in 2005 to 240 MTOE by 2030 in the Reference scenario and possibly to 307 MTOE in the High scenario. If current production levels in the region do not increase, the region will have to source out the additional demand from outside the region.

-

Coal consumption will also significantly increase from 56 MTOE in 2005 to 297 MTOE by 2030 in the Reference scenario and possibly to 405 MTOE in the High scenario. The higher coal consumption will have a corresponding increase in carbon dioxide emission which contributes to global warming.

The projected energy investment needs by sector in the ASEAN member countries for the period 2006 to 2020 are set forth below.

Energy Investment Needs by Sector 2006 – 2020 (Billion US$)

Sector	2006 - 2010	2011 - 2015	2016 - 2020
Coal	1.50	1.77	2.06
Oil	6.20	7.10	8.35
Gas	18.06	22.91	29.66
Electricity	64.44	88.67	132.72
Renewable	3.87	3.92	3.91

                                                                                                                              (Source:  ASEAN Center for Energy)

The installed renewable energy capacity in the ASEAN member countries as of 2008 is as follows:

Country	Current Installed Capacity (MW)
	Biomass	Geo-thermal	Hydro	Solar	Wind	Total
Brunei	-	-	-	0.67	-	0.67
Cambodia	2.00	-	20.00	1.50	1.00	24.50
Indonesia	445.00	1,042.00	4,410.00	12.00	2.00	5,911.00
Laos	0.04	-	672.00	1.30	-	673.34
Malaysia	742.00	-	2,115.00	1.80	0.20	2,859.00
Myanmar	19.79	-	745.68	0.12	0.52	766.11
Philippines	-	2,027.07	3,657.56	4.16	33.00	5,721.79
Singapore	250.20	-	-	0.15	-	250.35
Thailand	1,661.00	0.30	3,478.53	32.00	1.00	5,172.83
Vietnam	152.40	-	4,665.00	1.50	1.50	4,820.40
TOTAL	3,272.43	3,069.37	19,763.77	55.20	39.22	26,199.99

                                                                                                                                                 (Source:  ASEAN Center for Energy)

Set forth below is the status of the technical and theoretical potential renewable energy than can be generated by the top three leading ASEAN member countries.

Country	Biomass	Geothermal	Hydro	Solar	Wind
Malaysia	Technical potential 2,700 MW		Technical potential 29,000 MW (large)	4.5 kWh/m2/day (4-8 hrs)
Indonesia	Technical potential 49,810 MW	Technical potential 27,000 MW	Technical potential 75,000 MW (large) 459 MW (mini/micro)	4.8 kWh/m2/day	Theoretical Potential Significant (3-6 m/s)
Thailand	Technical potential 7000 MW		Technical potential 700 MW (small hydropower)	>5,000 units (solar PV)	Theoretical Potential 3 GW (7-8 m/s) 52 MW (8-9 m/s) Technical potential l,600 MW

                                                                                                                                                     (Source:  ASEAN Center for Energy)

Governmental Policies and Incentives for the Production of Renewable Energy in Malaysia

The Malaysian government has introduced various policies and programs to increase the generation of electricity from renewable resources.  The following are some of the policies and programs that have been established by the Malaysian government.

•

National Energy Policy under the 8th Malaysia Plan focuses on sustainable development of energy resources, greater utilization and adequate generating capacity of gas and renewable energy and supporting industries that produce energy related products and services

•

9th Malaysia Plan (2006 – 2010) sets intensification of efforts towards providing a more conducive environment to support renewable energy projects and by 2010, the target for electricity generation from renewable energy resources set at 300MW in Peninsular Malaysia and 50MW in Sabah, Malaysia

•

Renewable Energy as the Fifth Fuel Policy. Renewable energy is being targeted to be a significant contributor to the country's total electricity supply. With this objective in mind, greater efforts are being undertaken to encourage the utilization of renewable resources, such as biomass, biogas, solar and mini-hydro, for energy generation

•

Greenhouse Gas Mitigation Policy

•

Code of Practice on Energy Efficiency and Use of renewable energy for Non-Residential Buildings

•

Small Renewable Energy Power Program

Various incentives have been introduced to renewable energy producers that include a 10-year tax exemption, duty exemptions as well as rebates-payment, low-interest loans and loan guarantees and reduction of subsidies.

Companies undertaking generation of energy using biomass, hydropower (not exceeding 10 megawatts) and solar power that are renewable, sustainable and environmentally friendly are eligible for the following incentives:

i.

Pioneer Status with income tax exemption of 100% of statutory income for ten years. Unabsorbed capital allowances as well as accumulated losses incurred during the pioneer period can be carried forward and deducted from the post pioneer income of the company; or

ii.

Investment Tax Allowance of 100% on the qualifying capital expenditure incurred within a period of five years. This allowance can be offset against 100% of the statutory income for each year of assessment. Any unutilized allowances can be carried forward to subsequent years until fully utilized.

Renewable energy companies must implement their projects within one year from the date of approval by the Malaysian Industrial Development Authority (“MIDA”). With effect from September 8, 2007, other companies in the same group are eligible for the same incentives as above even though one company in the same group has been granted the incentive. Applications received by 31 December 2015 are eligible for this incentive. For the purpose of this incentive, 'biomass sources' refer to palm oil mill/estate waste, rice mill waste, sugar cane mill waste, timber/sawmill waste, paper recycling mill waste, municipal waste and biogas (from landfill, palm oil mill effluent (POME), animal waste and others), while energy forms refer to electricity, steam, chilled water, and heat.

In 2010, the government of Malaysia set aside RM1.5 billion (US$500 million) to establish the Green Technology Financing Scheme (“GTFS”) to improve the supply and utilization of green technology. Only new renewable energy projects are eligible for this scheme. These projects must be located in Malaysia, utilizing local and imported technology. The maximum financing for renewable energy power producers is RM50 million (US$16.6 million) with repayment over 15 years.

Our Competitive Advantages

We have the following competitive advantages:

(i)    Mobile VoIP Communications and Mobile Advertising

•

Unique combination of its core competency in integrating and monetizing its proprietary Mobile VoIP Gateway to build a global advertising and voice network for mobile phones.

•

Ability to sustain its competitive advantage by continuously developing existing and creating new low cost and robust resources in response to rapidly changing market conditions.

•

Ability to implement a complete turnkey platform that will not burden community members, brand owners, enterprise owners and channel partners with operational issues.

•

Ability to create a competitive and integrated service by rolling out a business model that combines our rewards program with the distribution of mobile advertisements. We have the unique capability of giving users the option of making “free but paid for” VoIP calls from their basic mobile or their smart phone.

(ii)   Renewable Energy

•

Possess proprietary technology in eliminating the incidence of oil palm stem chips clumping together due to the inherently high starch, sugar and moisture content

•

Possess proprietary technology in accelerating the drying process from more than 60% to less than 10% and reduction of the palm stem chips too less than 10mm diameter in a single pass

•

Possess proprietary technology in reducing ash-related problems that cause deposition, corrosion and erosion to equipment exposed to syngas and reducing ash-related problems that cause deposition, corrosion and erosion of equipment exposed to syngas

•

Possess proprietary technology in enhancing heating value of pure bio-oil from 22 MJ/kg to 24 MJ/kg.

•

Possess proprietary gasification technology of palm stems and fronds without volatilizing silica present in palm stems that causes glazing, a major problem that occurs when palm stems are subjected to high heat treatment.

Competition in Our Mobile VoIP Communications and Mobile Advertising Business

We believe that the mobile communications industry which includes VoIP calls, advertising and mobile social microblogging services is constantly evolving. Digital in general encompasses more and more aspects like mobile phones, personal digital assistants or PDAs and other wireless communication devices. Internet and digital channels are the fastest growing media around the world.  Broadband is now readily available at a fairly inexpensive rate and the regulatory environment in China and Asia have also changed.

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

There are currently a number of companies which provide various mobile advertising services but very few offer an integrated service similar to our mobile advertising in combination with mobile microblogging and free mobile VoIP calls. Microblogging is a form of multimedia blogging that allows users to send and receive brief text updates (limited to 140 characters per message) or micromedia such as photos, audio or video clips (up to five seconds of audio or video clips). A single entry could consist of a single sentence or fragment or an image or a brief five-second video. Its purpose is, however, similar to a traditional blog. Users microblog about particular topics that can range from the simple, such as “what one is doing at a given moment,” to the thematic such as sports, cars to business topics.

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

Competition in Our Renewable Energy Business

We face competition from other biofuels-to-electricity and fossil fuel-to-electricity producers. Some of our current and potential competitors include:

Country	Biofuel-to-Electricity Producers	Fossil fuel-to-electricity producers
Malaysia	TSH Bioenergy Sdn Bhd, Seguntor Bioenergy Sdn Bhd, Eco Biomass Power Sdn Bhd, FTJ Bio Power Sdn Bhd.	Tenaga Nasional Berhad, Malakoff Corporation Berhad, YTL Power International Berhad and Genting Sanyen Power Sdn Bhd.
Indonesia	Sumitomo Forestry Co. Ltd., PT Indonesian Power and PT Ciliandra Perkasa	PT Perusahaan Listrik Negara, PT Cikarang Listrindo. PT Indonesia Power, PT Indonesia Comnet Plus, PT Ridlatama Bangun Mandari and PT Pembangkitan Jawa Bali.
Thailand	Gulf Yala Green Co. Ltd, Surat Thani Green Energy Co. Ltd., Power Green Alliances Co. Ltd, and Power Prospect Co. Ltd.

Electricity Generating Authority of Thailand, Banpu PCL, Glow Energy PCL, Electricity Generating PCL, Independent Power (Thailand) Company Limited, Union Power Development Co. Ltd., Eastern Power & Electric Co. Ltd. and Tri Energy Co. Ltd.

Many of our competitors have substantially larger financial, research and development, personnel and marketing resources than we do. As a result, our competitors may be able to compete more aggressively than we could and sustain competition over a longer period of time.

According to data from Economics of Generation Technologies (Lockwood Green Consulting), coal has a production cost of 3.9 cents/kWh, natural gas 6.78 cents/kWh, oil 10.26 cents/kWh and biomass 5.0cents/kWh. However, natural gas, oil and coal prices are subject to market price swings and have increased recently due to surging demand from China.

We face market acceptance barriers that do not affect already established technologies. To date, our technology has gained limited market acceptance.

Government Regulations Related to Our Mobile VoIP Communications and Mobile Advertising Business

Laws and regulations that apply to Internet communications, commerce, and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the websites and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition.

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

The Code contains general guidelines relevant to all advertisements as well as rules for specific sectors such as medicinal and related products and advertisements containing health claims, children and young people. The Code and the self-regulatory procedure that exists to administer it are designed to work within to complement existing regulations.

Hong Kong

On 6 January 2006, the Telecommunications Authority finalized the regulatory regime for VoIP services and created a new Services-Based Operator (“SBO”) License. With the introduction of the SBO License, services-

based operators can now enter the Hong Kong market to offer local voice telephony services employing Internet Protocol (“IP”)-based technologies or other technologies.

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

The scope of services of the SBO License is essentially similar to the scope of service of fixed telecommunications network services (“FTNS”) or fixed carrier (“FC”) licenses; the only difference is that an SBO licensee does not have any facilities-based rights. Consequently, a SBO licensee may provide local IP telephony services as well as external telecommunication services (ETS) and international value-added network services (IVANS). Current holders of FTNS or FC license can provide VoIP licenses without the need to apply for an SBO license.

The applicant for an SBO license should be a company incorporated in Hong Kong. There are no foreign ownership restrictions. If the applicant is a company incorporated overseas, it may still apply provided that it has registered in Hong Kong as an overseas company.

People’s Republic of China

Although we are not subject to People’s Republic of China (“PRC”) laws at this time, it will apply to us when we implement our mobile VoIP and mobile advertising services in the PRC.

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

Our future private label partners retain the right to use data they have obtained through explicit permission from a registered mobile phone user; for example, if a registered mobile phone user provides an email address to receive information and updates. We rely on our registered mobile phone users’ consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each advertising campaign. If our future private label partners provide databases of their registered mobile phone users, we will use this data on behalf of those registered mobile phone users, again pursuant to their consumer privacy policies. We rely on our private label partners to collect and maintain such data with the appropriate precaution and responsibility as stated in their privacy policies. The premise is that both the Company and our private label partners (1) have an opt-in relationship with the registered mobile phone users, (2) have an opportunity to share their consumer privacy policies with their registered mobile phone users, and (3) provide an opportunity to opt-out.

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

Government Regulations Related to Our Renewable Energy Business in Malaysia

We are subject to extensive federal, state and local environmental, health and safety laws, regulations and permit conditions. A violation of these laws, regulations or permit conditions can result in substantial fines and penalties, suspension or revocation of necessary permits and licenses limiting our current or future operations.

Renewable Energy Act 2010

In April 2011, the Malaysian cabinet had passed the Renewable Energy Act 2010 which is aimed at increasing the generation of electricity from renewable sources of energy from less than 1% of total output in 2009 to 5.5% in 2015. Under the bill, the Government would offer competitive rates to buy power generated by individuals and companies in efforts to encourage them to invest in renewable energy projects. Renewable sources of energy eligible for the tariff system are solar photovoltaic, biogas, biomass, mini hydro, and solid waste. Basically the system will allow producers and users alike to sell excess power to the national power grid. In other words it is a mechanism which will allow electricity produced from local renewable energy resources to be sold to power utilities at a fixed premium price for a specific duration.

The Feed-in Tariff (“FiT”) program which forms part of the Renewable Energy Act 2010, is managed by the Sustainable Energy Development Authority (“SEDA”). The FiT program is expected to come into force in the fourth quarter of 2011. Electricity produced from indigenous renewable energy resources will be sold to power utility companies at a fixed premium price for a duration of 16 years.

Environmental Regulations (Clean Air Act) 1978

Industries are required to comply with both air emission and effluent discharge standards which are regarded as acceptable conditions allowed in Malaysia as stipulated in the Environmental Regulations (Clean Air Act) 1978 and the Environmental Quality (Sewage and Industrial Effluents) Regulations 1979. Open burning is banned under the Environmental Quality Act of Malaysia 1974.

National Forestry (Amendment) Act 2010

National Forestry (Amendment) Act 2010 emphasize on transferring the burden of producing evidence from the prosecutors to those in possession of illegal logs. This Act will ensure that the forestry sector can progress in line with challenges and issues covering illegal logging and that forest conservation and preservation activities will be more effective. The penalty for illegal logging is RM1mil and the jail term is between five and 20 years under this Act.

The overall goal of this policy is to ensure that Malaysia protect its natural resources, soil erosion due to over-logging and the deterioration of water quality as one of the leading exporter of sawn logs and timbers in the world.

Plant Quarantine Act 1976 and the Plant Quarantine Regulation 1981

The Crop Protection and Plant Quarantine Division of the Department of Agriculture (DOA), Malaysia has enforced the Plant Quarantine Act 1976 and the Plant Quarantine Regulation 1981. The Plant Quarantine Regulation 1981 has stipulated the requirements for the importation of plants, plant products, growing media or rooting compost, beneficial organisms, plant pests and carrier of plant pests. The import of plants and plant products under the Plant Quarantine Act 1976 include wood (wood mulch, back chip, fuel wood, rubberwood and logs).

Compliance with Environmental Laws

Our first commercial biofuel and power generation project in Malaysia is designed to generate 10MW. The proposed project does not require us to conduct an Environmental Impact Assessment (“EIA”) as the generating capacity is below the 15MW threshold that would require an EIA to be conducted. Although our pyrolysis-gasification process does not emit or discharge any toxic gases, liquid effluent or solid wastes, the project must comply with prevailing environmental regulations of the country.

Intellectual Property

We protect our intellectual property such as trademarks, patents, product designs and manufacturing processes through patent and trademark registrations and the maintenance of trade secrets. We maintain stringent procedures to main the secrecy of our confidential business information. These procedures include the establishment of “need to know” criteria for the dissemination of certain proprietary information and the execution of Trade Secret Agreements with our employees, and written confidentiality agreements in cases where the sharing of proprietary information with third parties is necessary.

As of June 30, 2011, we own an U.S. patent # 8,005,057 entitled “DATA COMMUNICATIONS BETWEEN SHORT-RANGE ENABLED WIRELESS DEVICES OVER NETWORKS AND PROXIMITY MARKETING TO SUCH DEVICES” which we purchased from Sunway Technology Development Limited. The patent will expire on June 30, 2028. We consider the patent to be an important aspect of our mobile VoIP communications and mobile advertising business.

Research and Development

We are constantly researching and developing innovative ways to improve our productivity, increase efficiency and our revenues. During our fiscal year ended June 30, 2011 and 2010, we had expended $874,676 and $153,832, respectively on our research and development activities. Our development activities for solar PV-wind system are generally conducted in connection with specific contracts and we are compensated for its development efforts. We have used our experience in developing best practices and differentiating know-how in the production of biofuels and syngas-to-electricity generation. For example, we have developed proprietary methods to eliminate the incidence of oil palm chips clumping together, accelerate the drying process from more than 60% to less than 10% moisture, reduce ash related problems that causes deposition, corrosion and erosion to equipment exposed to syngas, enhance heating value of bio-oil from 22MJ/kg to 24MJ/kg; and preventing the volatilization of silica present in palm stems that causes glazing to a boiler’s combustion chamber when palm stems are subjected to high heat treatment.

Employees and Employment Agreements

At present, we have do not have any employees in the U.S. Our wholly owned Malaysian subsidiary, Info-Accent, has three employees, including our Chief Executive Officer, Aik Fun Chong, our Treasurer and Chief Financial Officer, Hon Kit Wong; and our Assistant Finance Manager, Siew Hong Lua. Mr. Chong and Mr. Wong have similar officer positions at Global MobileTech. Our CEO and CFO are paid by Info-Accent under the terms of employee contracts pursuant to which they also render services to our company, Global MobileTech. None of our officers or directors has an employment agreement with us. An additional seven workers at Info-Accent are paid on a contract basis. Our policy to keep key personnel on payroll while technical, marketing and administrative personnel are outsourced to third parties.

ITEM 1A.  RISK FACTORS

Our operations and securities are subject to a number of risks. We have identified and discussed the material risks that we are likely to face.  Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

We will need additional financing for the operation of our renewable business in Asia and failure to raise the capital may delay implementation of renewable energy projects.

The additional financing is required in addition to our internally generated funds. We will continuously evaluate our financing requirements and may decide to consider alternative modes of financing that may include raising additional funds from equity or debt financing. Our future capital uses and requirements depend on numerous forward-looking factors. These factors include but are not limited to the following:

•	The progress of our sales and marketing efforts in new geographical regions;
•	Our ability to establish and maintain strategic partnerships;
•	The costs of asserting or defending patent claims or other intellectual property rights;
•	The costs of expanding sales or distribution capabilities; and
•	The commercial success of our products and services.

No assurances can be given that we will be able to raise such equity or debt capital in the future on terms favorable to us, or at all.  The lack of availability of additional capital could cause us to curtail our operations and/or delay or prevent the launch and marketing of our biofuel production and syngas-to-electricity generation business.

We do not have extensive experience in raising equity or debt capital and therefore it may be difficult for us to raise the funds that we need especially in the current global economic situation.

As of June 30, 2011, we have raised an aggregate of approximately $441,251 in equity capital, and $18,000 in debt capital since our inception in December 2007. While our shares of common stock have been quoted on the OTC Bulletin Board since April 2009, our common stock  has not been actively traded. In addition, given the global economic crisis and given the uncertainty as to whether there will be a significant economic recovery, it is currently very difficult to raise equity or debt capital for a company, which does not have extensive experience in raising capital and does not have any public trading in its shares of common stock.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations in the mobile VoIP and mobile advertising; and renewable energy industries in Asia. Our expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively recruit, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	The announcement or introduction of new products and services by our competitors;
•	Damage to our image and brand as a result of third-party actions, such as the failure of our third-party technology providers to deliver anticipated technology;
•	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•	Our ability to attract and retain key personnel in a timely and cost effective manner;
•	Technical difficulties;
•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;
•	New regulations by foreign, federal, state or local governments; and
•	General economic conditions as well as economic conditions specific to the mobile phone industry.

As a result of our limited operating history and the uncertain nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. We have based our current and future expense levels largely on our plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition.  Due to the foregoing factors, our revenues and operating results are difficult to forecast.

Our renewable energy business requires numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies; any failure to obtain or maintain required permits or approvals could cause our sales to decline and/or our costs to increase.

All of our planned development projects in Asia require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed in litigation. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to operate our facilities, or the Company may be forced to incur additional costs.

Our renewable energy business has significant environmental compliance costs, and future environmental compliance costs could adversely affect our profitability.

We are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection. We are required to obtain numerous governmental permits, licenses and other approvals to construct and operate our business. Additionally, to comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. In addition, we are generally responsible for all on-site liabilities associated with the environmental condition of our energy projects, regardless of when the liabilities arose and whether they are known or unknown. If we fail to comply with applicable environmental laws, we may be subject to penalties, fines and/or curtailments of our operations.

Our inability to obtain adequate supplies of feedstock at an acceptable price and quality could affect our business and future operating results.

We rely on the supply of biomass resources which will seriously impact our business and operations if we experience a price increase, poor quality and shortage of such raw material. Should these resources be affected by weather, governmental restraints, and other conditions, we might experience a shortage of raw material which would hinder our business.

Construction activities may cost more and take longer than we estimate.

The design and construction of new projects or expansion requires us to contract for services from engineering and construction firms, and make substantial purchases of equipment such as pyrolysers and gasifiers;  and other components that require large quantities of steel to fabricate. Worldwide demand for new infrastructure spending, including energy generating plants continues to increase, and prices for building materials such as steel may also rise sharply. In addition, this increased demand affects not only the cost of obtaining the services necessary to design and construct these plants, but also the availability of quality firms to perform the services. These conditions may adversely affect our ability to successfully compete for new projects, or construct and complete such projects on time and within budget.

The nature of our projects exposes us to potential professional liability, product liability, warranty and other claims, which may reduce our profits.

We perform services in power plants where accidents or system failures can have significant consequences. Any such accident or failure at a site could result in significant professional liability, product liability, warranty and other claims against us. Further, the engineering and construction projects we perform will expose us to additional risks including, but not limited to, equipment failures, personal injuries, property damage, unforeseen engineering, architectural, environmental problems, each of which could significantly impact our performance and materially impact our financial statements.

Law enforcement of environment and energy policy regulations may adversely affect demand for renewable alternative energy sources such as those provided by the conversion of woody biomass.

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fossil fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of environmentally friendly alternatives. Both additional regulations and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emission standards continues, we will depend on the ability of biomass alternative energy to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for our products. A significant decrease in the demand will reduce the price of our products, adversely affect our profitability and decrease the value of your stock.

We may not be able to deliver our renewable energy projects timely which could cause us to lose sales and could harm our reputation.

We may not be able to deliver our renewable energy projects timely. Project delays and interruptions can occur for many reasons, including, but not limited to:

•

the failure of a supplier to deliver needed components on a timely basis or of acceptable quality;

•

equipment failures;

•

shortage of skilled labor; or

•

transportation disruptions.

If we fail to deliver our renewable energy projects timely, our reputation may be harmed, we may jeopardize existing orders and lose potential future sales.

We are dependent on third parties for supplying key components in our renewable energy project and delays by third parties may cause delays and increased costs to us.

We rely upon third parties for supplying key components in our renewable energy project.   There are limited sources of supply for some key components for our renewable energy projects. Business disruptions, financial difficulties of the suppliers of these components, or raw material shortages could increase our costs, reduce the availability of these components or delay our delivery of renewable energy projects. If we are unable to obtain a sufficient supply of required components, we could experience significant delays in our project, which could result in the loss of orders and customers. If the cost of components increase, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit.

Failure to hire or retain qualified engineers and professional personnel could hurt our business.

Our future success and performance are dependent on our ability to identify, hire, train and retain qualified and experienced engineers and other professional personnel. We face significant competition for employees with the skills required for our business. There can be no assurance that we will succeed in attracting and retaining the services of qualified and experienced technical and marketing personnel.  Any inability in attracting and retaining such personnel could have materially adverse effects on our results of operations and financial condition.

Our success substantially depends on the performance of our management team, project development team and technology group. The loss of key individuals within these groups would disrupt our business operations.

The successful implementation of our business plan is substantially dependent upon the contributions of our management team, project development team and technology group. Our ability to design, finance, construct, startup and operate plants is highly reliant on the knowledge and skills of these key personnel. Moreover, we rely on these personnel to conduct research and development of our processes, products, markets and costs, and the loss of such personnel would harm our ability to successfully compete. As a result, unexpected loss of the services of key employees could have a material adverse effect on our business, operating results, financial condition, cash flows and prospects.

We depend on strategic relationships with feedstock suppliers, construction contractors, site owners and engineering companies. If we are not successful in entering into and achieving the benefits of these relationships, this could negatively impact our business.

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, engineering service companies, site owners, engineering companies will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable partners, as well as to consummate transactions in a highly competitive environment. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained. In addition, the dynamics of our relationships with strategic participants may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively affected.

The international nature of our operations exposes us to special risks.

We currently intend to continue to operate within Asia. There are special risks related to doing business in Asia and other non-U.S. markets many of which are beyond the company's control, including, but not limited to:

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

One of our strategies is to focus on mobile advertisements targeted at middle and lower income earners; and students. However, many obstacles to entering such new markets exist, including, but not limited to, development costs, costs associated with marketing efforts and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, and results of operations or cash flows.

If we are unable to successfully implement our business plan, our financial condition would be impaired.

If we are unable to successfully implement our business plan, our financial condition and performance would be impaired. Our business plan and strategy include numerous elements that may be difficult or costly to execute, and we may not be successful in implementing these elements and can provide no assurance that it will do so. We seek to exploit technology that often does not have well-established markets and in which there is great competition. Our ability to develop the new businesses, including our mobile VoIP communication and mobile advertising services in Asia is unproven. Even if we successfully implement our business plans, there may be insufficient demand for our products and services, in which event we will not generate sufficient revenues to offset our planned expenditures, thereby having an adverse effect on our business operations and financial condition.

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

RISKS RELATED TO OUR COMMON STOCK

Currently, there is no active trading market for our securities on the OTC Bulletin Board, and there can be no assurances that any public market will ever develop and, even if quoted, it is subject to significant price fluctuations.

We have a trading symbol for our common stock, GLMB, which permits our shares to be quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”). However, our stock has yet to be actively traded since approval of our quotation on the over-the-counter bulletin board by Financial Industry Regulatory Authority (“FINRA”) on April 15, 2009. Consequently, there can be no assurances as to whether:

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

Volatility in the market for our common stock may affect the ability of shareholders to sell their shares

Volatility in the market for our common stock may affect the ability of shareholders to sell their shares in the event the shares are registered or become saleable under Rule 144. The market for our stock is limited and our stock price may be volatile. In the event the shares are registered with the Securities and Exchange Commission pursuant to the 1933 Act, or they becomes saleable under Rule 144 of the 1933 Act, such volatility in the market price and tradability of our stock may cause our stockholders difficulty in selling their shares in the marketplace.

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

Certain of the outstanding shares of our common stock are “restricted securities” under Rule 144 of the Securities Act, and (except for shares purchased by our “affiliates” as such term is defined in Rule 144) would be eligible for sale as the applicable holding periods expire. Rule 144 provides, in essence, that a person holding restricted securities for six months from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than one year may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. The sale of some or all of the currently restricted shares of common stock could have a material negative impact upon the market price of the shares if a market for the share should develop in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Our principal executive offices are located at A-1-5 Block A Jaya One, 72A Jalan Universiti, 46200 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party at $3,241 per month. This lease expires on July 31, 2014.

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

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “GLMB.” Since its quotation on OTC Bulletin Board on April 15, 2009, there has been limited and sporadic trading of our common stock and consequently there are no historical share prices to report.  Any future quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

Our transfer agent is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of October 11, 2011, 4,706,251 shares of our common stock were issued and outstanding. There were 70 holders of record of our common stock. On October 11, 2011, the closing trade price for our common stock was $0.51 per share.

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

Equity Compensation Plan Information

The following table sets forth certain information about the common stock available for issuance under our compensation plan of June 30, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	170,000	$1.4999	830,000
Equity compensation plans not approved by security holders	-	$-
Total	170,000	$1.4999	830,000

(1)

On December 10, 2007, the shareholders of Trevenex Resources, Inc. our predecessor company, adopted the 2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan with 1,000,000 shares of common stock reserved for issuance under the Plan under which the Board of Directors may grant incentive or non-statutory stock options to officers, directors, employees, consultants and advisors of the company. The 2007 Plan was filed as an exhibit to our Registration Statement on Form S-1 on July 16, 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

All securities that we have sold or issued during the past three years, but were not registered under the Securities Act of 1933, as amended, have been reported in our previously filed quarterly reports on Form 10-Q and previously filed current reports on Form 8-K.  The following is a summary of the sales and issuances of unregistered securities by GMT during the fourth fiscal quarter of 2011.

On April 20, 2011, Info-Accent and Powernique Technology Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase two units of Multimode Pyrolysis Reactor c/w Gasifier for a total consideration of approximately $662,000. On April 20, 2011, GMT issued 165,000 unregistered shares of common stock at $1.00 per share as part payment of the purchase consideration.

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

We commenced our mobile VoIP communications and mobile advertising business in April 2010 when we entered into an exclusive Marketing, Distribution and License Agreement with VyseTech Asia Sdn Bhd (“VTA”) and acquisition of ongoing mobile VoIP and mobile advertising related contracts by our Malaysian subsidiary, Info-Accent Sdn Bhd.  In July 2010, we expanded our operations into the renewable energy business. Our business is currently organized under two operating segments as described below.

(i)  Mobile VoIP Communications and Mobile Advertising

We provide a proprietary platform which enables our customers to sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, which we call channel partners and private label partners, are marketers/advertisers who we have select and train and to whom we grant an exclusive territory in which they will operate. Our customers pay us a fee to utilize our proprietary platform within their exclusive territory. We provide our customers with access to mobile advertising content via our proprietary platform, as well as multimedia content production services which our customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. We utilize some of that fee revenue to purchase VoIP call capacity from VTA, which we provide to our customers (the private label partners) to make available to registered mobile phone users.

Our mobile VoIP communications and mobile advertising solutions are powered by our Ad Server which comprises the proprietary software driven Mobile VoIP Gateway (MVG) and the Mobile Multimedia Sharing Gateway (MMSG) that we have acquired from VTA.

We intend to leverage on the exponential growth of mobile phone ownership and usage; and the proliferation of mobile social networks in Asia to further enhance our mobile VoIP communications and mobile advertising business in the region.

(ii)  Renewable Energy

During July 2010, we expanded our operations into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar PV-wind hybrid power generation applications (ii) the production of syngas, bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of a syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

We help our customers to conceptualize, design and integrate solar PV-wind systems to obtain structure design efficiency, energy efficiency, indoor environment quality enhancement, operation and maintenance optimization and the most important is waste reduction. The solar PV-wind systems that we design and build are based on the methodology for the optimal sizing of a solar PV-wind hybrid power generation system developed by our Chairman, Mohd. Aris Bernawi. The services we render include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the power generation system with solar PV to operate as a hybrid power generation system.

Applications that we have developed for the solar PV-wind hybrid power generation system include

•

Rural and remote island electrification

•

Powering remote radio base stations

  •

Potable water production; and

•

Potable water production and organic vegetable cultivation

We do not manufacture any of the components used for the power generation systems. The components are source from various suppliers. We typically solicit competitive proposals from various component manufacturers, evaluate the proposals and recommend to our customers’ components that meet with their system performance specifications.

We derive revenues by helping our clients to:

•

identify projects and conducts feasibility studies on the proposed projects

•

conduct site assessment, site verification and progress inspection

•

design and integrate solar PV-wind hybrid power generation system to adapt and customize our solar PV-wind hybrid power generation system to local climatic and geographical conditions

•

project management services that include cost planning, tendering, negotiating and awarding of tenders, procurement, site superintendence and contract administration

•

integrate their control system to a central data collection system that can remotely monitor the operation of the plant and provide maintenance warnings; and

•

maintain their plant by providing computer aided maintenance management systems

Significant Developments and Plan of Operation

In March 2011, we purchased two units of Multimode Pyrolysis Reactor c/w Gasifier. These self-contained units are being used to demonstrate to our potential customers in South East Asia the conversion of biomass into syngas, bio-oil and biochar.

On June 27, 2011, Info-Accent Sdn Bhd, a wholly owned subsidiary of GMT, entered into a Patent Purchase Agreement with Sunway Technology Development Limited to purchase the entire right, title and interest in and to the patent rights under U.S. patent # 8,005,057 entitled “Data communications between short-range enabled wireless devices over networks and proximity marketing to such devices” for a total consideration of $3.5 million.  Pursuant to the Patent Purchase Agreement, Sunway received net payment of Three Million United States Dollars (US$3,000,000) after setting off a sum of Five Hundred Thousand United States Dollars (US$500,000) previously paid by Info-Accent to VTA as a one-time license fee.  The purchase consideration of $3,000,000 was a combination of $2.0 million cash and issuance of 1,000,000 unregistered shares of our common stock at $1.00 per share.

We are at an advance discussion stage with oil palm plantation owners for the long-term supply of oil palm stems and fronds; and government owned power utility companies for the purchase of electricity that we produce.  Under the Feed-in Tariff Act enacted by the government of Malaysia on June 2, 2011, electricity is sold to power utility companies at a fixed price of RM0.31 (US$0.103) per kWh for a contracted period of 16 years.

We have completed the design and basic engineering work for the construction of our syngas/bio-oil/biochar production plant; and syngas-to-electricity generation plant.

We need to expend approximately $15 million over the next year in costs related to the implementation of a 200 tons/day biofuel (syngas, bio-oil and biochar) production plant integrated with a 10MW syngas-to-electricity generation plant. Production of the biofuels; and generation of electricity is expected to commence during the third quarter of fiscal year 2012. We believe that our plant will be the first of its kind in South East Asia in the conversion of oil palm stems and fronds into electricity. The biofuel production and power generation plant will lay the foundation for expansion beyond 2012 by showcasing our capabilities; and attracting potential investors and joint venture partners into establishing further plants in Malaysia, Indonesia and Thailand. These three countries have an abundant supply of biomass feedstock and governments providing investment incentives to implement renewable energy projects.

We intend to finance our expansion into the biomass-to-energy business through a combination of internally generated funds, private placement of our common stock and securing a loan under the Malaysian Green Technology Financing Scheme or GTFS. Under the GTFS scheme, the government of Malaysia will bear 2% of the total interest. In addition, the Government will provide a guarantee of 60% on the financing amount via Credit Guarantee Corporation Malaysia Berhad (CGC), with the remaining 40% financing risk to be borne by participating financial institutions/banks.

We intend to secure the $9.0 million loan by using the power purchase contracts we have obtained from power utility companies as collateral to finance the loan. Under the Feed-in Tariff Act enacted by the government of Malaysia on June 2, 2011, electricity is sold to power utility companies at a fixed price of RM0.31 (US$0.103) per kWh for a contracted period of 16 years on an annual degression scale of 0.50%.

Concurrent with our fund raising, we are also working with a Clean Development Mechanism (“CDM”) Consultant to register our biomass renewable energy projects under the Kyoto Protocol’s CDM and to sell the resulting Emission Reductions (“ERs”) issued by the United Nations Framework Convention on Climate Change or UNFCCC. Such ERs can be traded in the European Climate Exchange (“ECX”). The ERs will help to further enhance our profitability, internal rate of return and payback period for the project.

Near-Term Goals and Strategic Objectives

Our goal is to establish Global MobileTech and our subsidiary Info-Accent as a leader in the mobile VoIP communications, mobile advertising and the renewable energy business in Asia.

Our strategic objectives are to:

i)

establish further offices in Asia as well as enter into partnerships with parties synergistic to our business

ii)

create a competitive and integrated service by rolling out a business model that combines our user rewards program with the distribution of mobile advertisements. We have the unique capability of giving our community members the option of making “free but paid for” VoIP calls from their basic mobile or their smart phones

iii)

market our solar PV-wind hybrid power generation services in Asia

iv)

produce and market our bio-oil, biochar and syngas in Asia; and

v)

produce and sell electricity generated from syngas to power utility companies in Asia.

Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Statement of Operations Data	For the Years Ended June 30,
	2011	2010
Revenues	$30,674,747	$4,323,601
Cost of goods sold	25,897,718	3,644,894
Gross profit	4,777,029	678,707

Operating expenses :
Professional fees	106,283	90,633
Rent expense - related party	-	2,400
Depreciation and amortization	270,550	49,580
Sales and marketing	812,435	188,048
General and administration - other	1,509,413	241,622
Total operating expenses	2,698,681	572,283

Income from operations	2,078,348	106,424
Other income (expenses):
Interest expense	(577)	(869)
Loss on disposal of mining claims	(21,211)	-
Gain on currency translation	11,317	-
Income before taxes	2,067,877	105,555
Provision for income taxes	(580,162)	(48,919)
Net income	$1,487,715	$56,636

Comparison of Year Ended June 30, 2011 to Year Ended June 30, 2010

Revenues

For the years ended June 30, 2010 and 2011, our revenues were $4,323,601 and $30,674,747, respectively. The revenues were generated from our operations by our Malaysian subsidiary, Info-Accent. For the year ended June 30, 2011, we recorded revenues of $30,674,747 comprised of $21,463,897 from mobile VoIP and mobile advertising services and $9,210,850 from renewable energy applications. Our mobile VoIP and mobile advertising segment accounted for 70% of the total revenue with 30% generated by our renewable energy segment. Our earnings were $0.43 per share and net income before tax was $2,067,877 with $1,209,960 or 58% from mobile VoIP and mobile advertising and $860,917 or 42% from renewable energy.

The following table sets forth the revenue from our two business segments for the years ended June 30, 2011 and 2010:

	For the Years Ended
	June 30,
	2011		2010
Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$21,463,897	70%	$4,323,601	100%
Renewable Energy	9,210,850	30%	-	-
	$30,674,747	100%	$4,323,601	100%

For the year ended June 30, 2011, our total revenue was $30,674,747 of which $21,463,897 or 70% of our revenue was derived from our mobile VoIP communications and mobile advertising business segment and $9,210,850 or 30% was derived from our renewable energy business segment. For the year ended June 30, 2010, our total revenue of $4,323,601 was solely derived from our mobile VoIP communications and mobile advertising business segment.

Geographic Information	For the Year Ended
	June 30,
	2011		2010
	*Revenue	% of Revenue	*Revenue	% of Revenue
Malaysia
Mobile VoIP and Communications and Mobile Advertising	$20,825,447	68%	$2,468,388	57%
Renewable Energy	9,210,850	30%	-	-
	30,036,297	98%	2,468,388	57%
Hong Kong
Mobile VoIP and Communications and Mobile Advertising	638,450	2%	1,855,213	43%
Renewable Energy	-	-	-	-
	$30,674,747	100%	$4,323,601	100%

*Revenues are attributed to geographical location of our customers.

For the year ended June 30, 2011, the total revenue of $30,674,747 comprising of $30,036,297 or 98% was derived from services rendered to our customers in Malaysia, while $638,450 or 2% was derived from services rendered to our private label partner customer in Hong Kong. For the year ended June 30, 2010, the total revenue of $4,323,601 comprised of $2,468,388 or 57% derived from the services rendered to our private label partner customers in Malaysia with $1,855,213 or 43% derived from services rendered to our customer in Hong Kong.

For the year ended June 30, 2011, out of the $30,036,297 of our revenue generated from our customers in Malaysia, $20,825,447 or 68% was derived from mobile VoIP communications and mobile advertising business segment and $9,210,850 or 30% was derived from our renewable energy business segment. For the year ended June 30, 2010, the entire revenue of $2,468,388 generated from our customers in Malaysia was derived from our mobile VoIP communications and mobile advertising business segment.

Customer Concentration

Customer concentration based on revenue contribution for the years ended June 30, 2011 and 2010 were as follows:

	Net Sales
	for the year ended
	June 30, 2011	June 30, 2010
Mobile VoIP Communications
And Mobile Advertising
Customer A	19%	12%
Customer B	16%	11%
Customer C	14%	13%
Customer D	11%	-
Customer E	10%	-
Customer F	10%	-
Customer G	-	43%
Customer H	-	13%
	80%	92%

Renewable Energy
Customer A	26%	-
Customer B	25%	-
Customer C	23%	-
Customer D	26%	-
	100%	-

For the year ended June 30, 2011, six customers from Malaysia accounted for 80% of the revenue from our mobile VoIP communications and mobile advertising business segment; and four customers from Malaysia accounted 100% of the revenue from our renewable energy business segment. For the year ended June 30, 2010, a customer from Hong Kong accounted for 43% of the total revenue and remaining 57% of the total revenue is attributed to our five customers from Malaysia at 13%, 13%, 12%, 11% and 8% each. If we are unable to retain our customers in Malaysia, it will have a material effect on our results of operations and financial condition. To preempt the possible loss of our customers, we have increased our marketing efforts to appoint additional channel partners and private label partners to reduce the concentration of each customer to below 10%.

Cost of Goods Sold

	For the Years Ended
	June 30,
	2011		2010
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$18,528,325	72%	$3,644,894	100%
Renewable Energy	7,369,393	28%	-	-
	$25,897,718	100%	$3,644,894	100%

For the year ended June 30, 2011, total cost of goods sold was $25,897,718 comprising of $18,528,325 for the mobile VoIP communications and mobile advertising business segment and $7,369,393 for our renewable energy business segment. For the year ended June 30, 2010, cost of goods sold solely from the mobile VoIP communications and mobile advertising business segment was $3,644,894. The increase in cost of goods sold is attributable to revenue generated from the sale of our mobile VoIP communications and mobile advertising solutions and our renewable energy contracts.

Vendor Concentration

	Net Purchases
	for the year ended
	June 30, 2011	June 30, 2010
Mobile VoIP Communications
And Mobile Advertising
Vendor A	25%	-
Vendor B	23%	-
Vendor C	18%	12%
Vendor D	15%	12%
Vendor E	11%	12%
Vendor F	-	41%
Vendor G	-	14%
	92%	91%

Renewable Energy
Vendor A	51%	-
Vendor B	49%	-
	100%	-

For the year ended June 30, 2011, five vendors accounted for 92% of the cost of sales from our mobile VoIP communications and mobile advertising business segment; and two vendors accounted for 100% of the cost of sales from our renewable energy business segment. Five vendors accounted for 91% of cost of sales from our mobile VoIP communications and mobile advertising business segment for the year ended June 30, 2010. If we are unable to retain at least two of the other vendors, it will impinge on our ability to deliver a smooth and efficient service to our customers. It will also damage our reputation and have an adverse effect on the quality of services we render. To reduce our dependency on a single vendor to provide the services that we require, we have taken proactive steps to engage the services of new vendors who meet our quality of service and pricing criteria.

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

Gross Profit

For the year ended June 30, 2011, our total gross profit was $4,777,029 and our gross margin as a percentage of revenue was 16%. Out of the total gross profit of $4,777,029, $2,935,572 or 61% was from our mobile VoIP communications and mobile advertising business segment and $1,841,457 or 39% from our renewable energy business segment.

For the year ended June 30, 2010, our gross profit from our mobile VoIP communications and mobile advertising solutions was $678,707. Our gross margin as a percentage of revenue was 16%.

Operating expenses

Our total operating expenses for the year ended June 30, 2011 were $2,698,681 compared to $572,283 for the year ended June 30, 2010. The increase of $2,126,398 was attributable primarily to increase in general and administration expenses of $1,488,761, sales and marketing expenses of $624,387 and professional fees of $15,650.

For the year ended June 30, 2011, general and administrative expenses were $1,509,413 compared to $241,622 for the year ended June 30, 2010. The increase was primarily attributable to development cost of $874,676, stock-based compensation of $275,367 and administration and clerical costs of $116,671.

Professional fees for June 30, 2011 were $106,283 compared to $90,633 for June 30, 2010. The increase of $15,650 was primarily attributable to an increase in professional fees.

For the year ended June 30, 2011, we incurred sales and marketing expenses of $812,435 compared to $188,048 for the year ended June 30, 2010, an increased of $624,387. We incurred sales and marketing expenses relating to the promotion and marketing of Info-Accent's mobile VoIP communications and mobile advertising services; and the renewable energy services in Asia.

Provision for Income Taxes

For the year ended June 30, 2011, we recorded a deferred income tax provision of $576,736 and a provision of income tax of $3,426. For the year ended June 30, 2010, we recorded a deferred income tax provision of $48,919. In 2011 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by effecting a 100% valuation allowance on the potential benefit as per ASC topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income

For the year ended June 30, 2011, net income was $1,487,715 compared to a net income of $56,636 for the year ended June 30, 2010.

Assets

Our total assets for the year ended June 30, 2011 were $8,498,975 compared to $4,521,694 for the year ended June 30, 2010. The increase of $3,977,281 was primarily attributed to our purchases of an U.S. patent # 8,005,057 of $3.5 million, and property, plant and equipment of $2,425,200.

Liabilities

Our total liabilities for the year ended June 30, 2011 were $5,343,820 compared to $4,333,218 for the year ended June 30, 2010, an increase of $1,010,602. This increase was mainly attributed to an increase in accounts payable of $459,872 and amount of $1,082,861 due and payable to Sunway Technology Development Limited for the purchase of patent # 8,005,057 entitled “Data communications between short-range enabled wireless devices over networks and proximity marketing to such devices.”

Liquidity and Capital Resources

For the year ended June 30, 2011, our principal sources of liquidity included cash and cash equivalents of $17,681 compared to $18,416 at June 30, 2010. In addition, as of at June 30, 2011 and 2010, accounts receivable, net of allowances were $963,557 and $3,066,296, respectively. As of June 30, 2011 and 2010, we had a working capital deficit of $2,368,680 and $1,199,615, respectively. The change in working capital was primarily the result of our acquisition of the U.S. patent totaling $3.5million, and purchase property, plant and equipment totaling $2,425,200. The acquisition of these assets offset the increase in cash and accounts receivable.

For the year ended June 30, 2011, we generated $3,449,193 of cash from operations which was derived from a net profit of $1,487,715, increased by adjustments for depreciation, amortization and other adjustments of $1,132,537 and increased by changes in operating assets and liabilities of $828,941.

Investment activities consumed cash in the amount of $3,755,832 consisting of capital expenditures for purchase of patent, property plant and equipment. For the year ended June 30, 2010, investment activities consumed cash in the amount of $453,553 consisting of capital expenditures for property, plant and equipment.

Financing activities provided net cash in the amount of $203,938. During the year ended June 30, 2011, we repaid the promissory notes of $500 and $17,500, that we issued to Marycliff Investment Corp. and Peter Swan Investment-Management Ltd., respectively. In addition, $203,224 was raised from a private placement of our common stock and $18,714 represents amount owing to Mohd. Aris Bernawi and Valerie Looi.

We need to expend approximately $15 million over the next year in costs related to the implementation of a 200 tons/day biofuel (syngas, bio-oil and biochar) production plant integrated with a 10MW syngas-to-electricity generation plant. Production of the syngas, bio-oil and biochar; and generation of electricity is expected to commence during the third quarter of fiscal 2012. The biofuel production and power generation plant will lay the foundation for expansion beyond 2012 by showcasing our capabilities; and attracting potential investors and joint venture partners into establishing further plants in Malaysia, Indonesia and Thailand. These three countries have an abundant supply of biomass feedstock and governments providing investment incentives to implement renewable energy projects.

We intend to finance our expansion through a combination of:

1)  internally generated funds

$  1,500,000

2)  private placement of our common stock

    4,500,000

3)  securing a loan under the Green Technology Financing

Scheme (“GTFS”) promoted by the government of Malaysia

    9,000,000

----------------

$15,000,000

==========

Under the GTFS scheme, the government of Malaysia will bear 2% of the total interest. In addition, the Malaysian government will provide a guarantee of 60% on the financing amount via Credit Guarantee Corporation Malaysia Berhad (“CGC”), with the remaining 40% financing risk to be borne by participating financial institutions/banks. We intend to secure the $9.0 million loan by using the power purchase contracts with power utility companies that we have secured at a preferred rate of RM0.31 (approximately $0.103) per kWh for a contracted period of 16 years as collateral to finance the loan. There is, however, no assurance that any financing will be available or if available, on terms that will be acceptable to us.

The $15.0 million will be utilized as follows:

1)   Purchase of capital equipment

$ 12,500,000

2)   Site preparation and construction  of a 200 tons/day

       plant for production of syngas, bio-oil and biochar

     1,000,000

3)   Working capital

     1,500,000

-----------------

$ 15,000,000

===========

If we are unable to raise $13.5 million comprising of $4.5 million from the sale of our common stock and a green technology loan of $9.0 million from the government of Malaysia, we will (i) construct a scaled down integrated syngas/bio-oil/biochar and syngas-to-electricity power plant; or  (ii) delay our expansion into the production of syngas, bio-oil and biochar; and generation of electricity; or (iii) seek joint venture partners and continue with our efforts to raise funds from investors through debt and equity financing. Any delay in expanding our renewable energy business will not have any material effect on our financial results for fiscal 2012.

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

Currency Conversion

The business of our mobile VoIP communications and mobile advertising and renewable energy business is generally conducted in Malaysia. The financial statements of the Company are translated from Ringgit Malaysia into U.S. Dollars in accordance with Accounting Standards Codification topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

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

Accounting for Share-Based Compensation

We use various forms of equity compensation, including stock options and nonvested stock awards, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees. In the past, we have also issued cash-settled SARs to employees. We account for equity compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” Revisions to any of our estimates or methodologies could have a material impact on our financial statements.

•

Fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on historical volatility of our Common Stock and other factors. We use historical data to estimate option exercise and employee termination behavior within the valuation model. We separate groups of employees that have similar historical exercise behavior and consider them separately for valuation purposes. The expected terms of options are derived from historical exercise behavior and represent the periods of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of an option is based on U.S. treasuries with constant maturities in effect at the time of grant.

•

Nonvested stock awards (i.e. restricted stock) granted to non-employee members of our Board of Directors and executive officers are accounted for using the fair value method. Fair value for nonvested stock awards is based upon the closing price of our Common Stock on the date of grant.

•

Cash-settled SARs awarded in share-based payment transactions are classified as liability awards; accordingly, we record these awards as a component of Other current liabilities on our Consolidated Balance Sheets. The fair value of each SAR is estimated using the Black-Scholes option-pricing model, which uses weighted average assumptions. Expected volatilities are based on the historical volatility of our Common Stock, as well as other factors. For liability awards, the fair value of the award, which determines the measurement of the liability on our Consolidated Balance Sheet, is remeasured at each reporting period until the award is settled. Fluctuations in the fair value of the liability award are recorded as increases or decreases in compensation cost, either immediately or over the remaining service period, depending on the vested status of the award. We use historical data to estimate employee termination within the valuation model; employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of cash-settled SARs has been determined using the simplified method in accordance with ASC 718-10-S99.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL MOBILETECH, INC. (FORMERLY TREVENEX RESOURCES, INC.) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 AND 2010
PAGE
Report of Independent Registered Public Accounting Firm	45

Financial Statements
Consolidated Balance Sheets as of June 30, 2011 and 2010	46
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended June 30, 2011 and 2010	47
Consolidated Statement of Stockholders’ Equity for the Years Ended June 30, 2011 and 2010	48
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010	49
Notes To Consolidated Financial Statements	50-71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Mobile Tech, Inc.

We have audited the accompanying balance sheets of Global Mobile Tech, Inc. as of June 30, 2011 and June 30, 2010, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2011 and June 30, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Mobile Tech, Inc. as of June 30, 2011 and June 30, 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 and June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, IL

October 10, 2011

1905 Wright Boulevard

Schaumburg, IL 6019

Phone: 847.524.0800

Fax: 847.524.1655

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010

	June 30,	June 30,
	2011	2010
ASSETS
ASSETS
Current Assets:
Cash and cash equivalents	$ 17,681	$ 18,416
Accounts receivable, net	2,319,265	3,066,296
Total Current Assets	2,336,946	3,084,712
Property, Plant and Equipment:
Property, plant and equipment, at cost	2,910,781	453,553
(Less): Accumulated depreciation and amortization	252,596	22,678
Property, Plant and Equipment, net	2,658,185	430,875
Other Assets:
Mineral properties - Available for sale	-	40,000
Patent (net of accumulated amortization of $65,841)	3,460,594	-
License Agreement (net of accumulated amortization of $26,883)	-	965,107
Methodology & Technology Assignment (net of accumulated
amortization of $8,650 in 2011 and $0 in 2010)	43,250	-
Deposit	-	1,000
Total Other Assets	3,503,844	1,006,107
Total Assets	$ 8,498,975	$ 4,521,694

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 3,509,293	$ 3,049,421
Accrued liabilities	85,602	219,377
Federal and other taxes on income	3,480	-
Patent payable	1,082,861	-
License agreement payable	-	991,990
Due to related party	24,390	5,539
Notes payable	-	18,000
Total Current Liabilities	4,705,626	4,284,327
Non-Current Liabilities:
Non-current deferred income taxes	638,194	48,891
Total Non-Current Liabilities	638,194	48,891
Total Liabilities	5,343,820	4,333,218

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding in 2011 and 2010, respectively
Common stock, par value $0.001 per share; 100,000,000 shares authorized;
3,652,816 and 1,895,270 shares issued and outstanding in 2011 and
2010, respectively	3,653	1,896
Additional paid-in capital	1,672,805	275,331
Accumulated other comprehensive income (loss)	77,598	(2,135)
Accumulated income (deficit)	1,401,099	(86,616)
Total Stockholders' Equity	3,155,155	188,476

Total Liabilities and Stockholders' Equity	$ 8,498,975	$ 4,521,694

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	June 30, 2011	June 30, 2010

Revenues	$ 30,674,747	$ 4,323,601

(Less) : Cost of Goods Sold	25,897,718	3,644,894

Gross Profit	4,777,029	678,707

Expenses:
Professional fees	106,283	90,633
Rent expense - related party	-	2,400
Depreciation and amortization	270,550	49,580
Sales and marketing	812,435	188,048
General and administrative - Other	1,509,413	241,622

Total Operating Expenses	2,698,681	572,283

Income from Operations	2,078,348	106,424

Other Income (Expense):
Gain on currency translation	11,317	-
Interest expense	(577)	(869)
Loss on disposal of mining claims	(21,211)	-

Total Other Income (Expense)	(10,471)	(869)

Income Before Income Taxes	2,067,877	105,555

(Less) : Provision for income taxes:
Current	3,426	-
Deferred	576,736	48,919

Net Income	$ 1,487,715	$ 56,636

Comprehensive Income:
Foreign currency translation adjustment	79,733	(2,135)

Total Comprehensive Income	$ 1,567,448	$ 54,501

Earnings Per Common Share:
Basic	$ 0.46	$ 0.03

Diluted	$ 0.43	$ 0.03

Weighted Average Number of Common Shares
Basic	3,260,639	1,771,492

Diluted	3,431,876	1,771,492

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010
						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated
Description	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Totals

Balance - June 30, 2009	-	$ -	1,700,000	$ 1,700	$ 168,600	$ -	$ (143,252)	$ 27,048

Common stock issued for cash	-	$ -	165,270	$ 166	$ 99,261	$ -	$ -	$ 99,427

Common stock issued for management consulting services	-	$ -	30,000	$ 30	$ 7,470	$ -	$ -	$ 7,500

Foreign currency translation adjustment	-	$ -	-	$ -	$ -	$ (2,135)	$ -	$ (2,135)
			-
Net income for the period	-	$ -	-	$ -	$ -	$ -	$ 56,636	$ 56,636

Balance -June 30, 2010	-	$ -	1,895,270	$ 1,896	$ 275,331	$ (2,135)	$ (86,616)	$ 188,476

Common stock issued for cash	-	$ -	205,224	$ 205	$ 205,019	$ -	$ -	$ 205,224

Common stock issued for acquisition of fixed assets	-	$ -	460,000	$ 460	$ 371,040	$ -	$ -	$ 371,500

Common stock issued as payment for acquisition of License Agreement	-	$ -	769,000	$ 769	$ 499,081	$ -	$ -	$ 499,850

Common stock issued as payment for acquisition of methodology & technology assignment	-	$ -	50,000	$ 50	$ 49,950	$ -	$ -	$ 50,000

Common stock issued as compensation to directors and officers	-	$ -	270,000	$ 270	$ 269,730	$ -	$ -	$ 270,000

Issuance of common stock for conversion of short term payable	-	$ -	3,322	$ 3	$ 2,654	$ -	$ -	$ 2,657

Foreign currency translation adjustment	-	$ -	-	$ -	$ -	$ 79,733	$ -	$ 79,733

Net income for the period	-	$ -	-	$ -	$ -	$ -	$ 1,487,715	$ 1,487,715

Balance -June 30, 2011	-	$ -	3,652,816	$ 3,653	$ 1,672,805	$ 77,598	$ 1,401,099	$ 3,155,155

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
(FORMERLY TREVENEX RESOURCES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30 2011 AND 2010

	Years ended
	June 30,
	2011	2010

Operating Activities:
Net income	$ 1,487,715	$ 56,636
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	585,850	48,891
Income taxes	3,480	-
Depreciation and amortization	270,550	49,561
Common stock issued for services	272,657	7,500
Changes in assets and liabilities-
Deposit	1,000	(1,000)
Accounts receivable - Trade	963,557	(3,066,296)
Accounts payable - Trade	246,225	3,041,809
Accrued liabilities	(381,841)	213,977

Net Cash Provided by Operating Activities	3,449,193	351,078

Investing Activities:
Purchases of property, plant and equipment	(1,992,074)	(453,553)
Purchases of patent	(1,763,758)	-

Net Cash Used in Investing Activities	(3,755,832)	(453,553)

Financing Activities:
Proceeds from loan from related party	18,714	5,539
(Repayment to) Proceeds from of notes payable	(18,000)	18,000
Proceeds from the issuance of common stock	203,224	99,427

Net Cash Provided by Financing Activities	203,938	122,966

Effect of Exchange Rate Changes	101,966	(2,135)

Net Increase (Decrease) in Cash	(735)	18,356

Cash - Beginning of Period	18,416	60

Cash - End of Period	$ 17,681	$ 18,416

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

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

On April 8, 2010, Info-Accent Sdn Bhd ("Info-Accent"), a wholly owned subsidiary of the Company, entered into a five-year Exclusive Marketing, Distribution and License Agreement with VTA, which required Info-Accent pay a one-time only license fee of Ringgit Malaysia ("RM") 1.6 million and an additional RM 1.6 million (approximately $491,990) within 90 days of the execution date of the agreement. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement, whereby VTA agreed to receive 769,000 shares of the Company's common stock in lieu of a cash payment.

On August 10, 2010, Info-Accent and Digital Kiosk Technologies Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase a Vendor Management Inventory software for a total consideration of $206,500. On August 12, 2010, GMT issued 295,000 shares of common stock at $0.70 per share in lieu of cash payment as consideration for the software.

On September 1, 2010, the Company issued 100,000 shares of common stock at $1.00 per share to Valerie Looi as compensation for her services rendered to the Company as Corporate Secretary and Director from March 25, 2010, through August 31, 2010. The Company has charged $79,620 as the compensation expense for the period from July 1, 2010, through August 31, 2010, for her services.

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Mr. Mohd. Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to Mr. Mohd. Aris Bernawi in lieu of a cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at  $1.00 per share, to Mr. Mohd. Aris Bernawi in connection with the above acquisition.

On December 7, 2010, a creditor of the Company elected to convert the debt of $539 in exchange for 674 shares of the Company’s common stock at $0.80 per share.

On December 7, 2010, a creditor of the Company elected to convert the debt of $2,118 in exchange for 2,648 shares of the Company’s common stock at $0.80 per share to our former director, Raymond Kuh.

On December 29, 2010, the Company awarded an aggregate of 170,000 shares of the Company’s common stock to its directors and officers.

On April 20, 2011, Info-Accent and Powernique Technology Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase two units of Multimode Pyrolysis Reactor c/w Gasifier for a total consideration of approximately $662,000. On April 20, 2011, GMT issued 165,000 shares of its common stock at $1.00 per share as part payment of the purchase consideration.

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc. (“Global MobileTech”, “GMT” or the “Company”) was incorporated under the laws of the State of Nevada on December 10, 2007, GMT has focused on the provision of mobile VoIP communications and mobile advertising solutions and services since April 2010. In July 2010, we expanded into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar photovoltaic (PV)-wind hybrid power generation applications (ii) the production of synthetic gas (“syngas”), bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement (the “License Agreement I”) with VyseTECH Asia Sdn Bhd or VTA, a Malaysian corporation. The License Agreement I relates to our acquisition of the exclusive marketing rights for products developed by VTA and related Voice over Internet Protocol (VoIP) services for the express purpose of selling products and related VoIP services in North America.  On March 14, 2011, GMT and VTA mutually agreed to cancel the License Agreement I for the express purpose of allowing GMT to sell the products and mobile VoIP calls and mobile advertising services in North America.  Following the cancellation of the License Agreement I, GMT decided not to pursue the mobile VoIP communications and mobile advertising business in North America. GMT will direct its efforts to the renewable energy business in the United States instead.

On April 8, 2010, a wholly owned Malaysian subsidiary, Info-Accent Sdn Bhd or Info-Accent entered into a five-year exclusive Marketing, Distribution and License Agreement (“License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan.

VTA has developed and commercialized, primarily in Malaysia, patented proprietary technology for a number of applications that include mobile VoIP communications, mobile advertising and mobile multimedia sharing services. The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP communications and mobile advertising related contracts from VTA allowed Info-Accent to enter into the mobile VoIP communications and mobile advertising business to generate revenue immediately, without being exposed to any downside risks. On June 27, 2011, Sunway Technology Development Limited (“Sunway”), the holding company of VTA agreed with VTA to rescind the Assignment Agreement dated August 28, 2009 whereby Sunway had previously assigned all its rights, title and interest in and to the patent rights under patent # 8,005,057 to VTA.  Following the rescission, Sunway became the legal owner of the patent rights.

On June 27, 2011, Info-Accent Sdn Bhd, entered into a Patent Purchase Agreement with Sunway to purchase the entire right, title and interest in and to the patent rights under patent # 8,005,057  for a total consideration of $3.5 million. The acquisition of the patent enable us to commercialize the proprietary technology, further enhance the technology and develop new mobile applications that will allow us to license to third parties globally; and provide us with the security and the independence that we need to grow the company without being subjected to any form of control by a third party. Concurrent with the execution of the Patent Purchase Agreement, Info-Accent terminated the License Agreement II with VTA on June 27, 2011.

Formation of Trevenex Acquisitions, Inc.

On September 1, 2009, the Company formed a wholly owned subsidiary, Trevenex Acquisitions, Inc. under the laws of the State of Nevada. Trevenex Acquisitions, Inc. is currently inactive.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2011 and 2010, the Company had no allowance for doubtful accounts.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share

Earnings/loss per common share is computed pursuant to FASB ASC Topic 260, Earnings per Share. Basic net income/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net income per share calculation for the year ended June 30, 2011 and 2010, as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010
Warrants issued from May 2010 to June 30, 2011 in connection with the Company’s equity financing inclusive warrants to purchase 170,247 shares at $1.00 per share	123,127	-

Stock options issued on December 29, 2010 to directors and officers to purchase up to an aggregate of 170,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value.	80,658	-

Total potentially outstanding dilutive shares	203,785	-

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2011 and 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2011 or June 30, 2010, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended June 30, 2011 and 2010.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011 and June 30, 2010, and income and expenses for the periods then ended. Actual results could differ from those estimates made by management.

Foreign Currency Translation

The Company follows the provisions of ASC 830, “Foreign Currency Translation.”  The functional currency of our foreign subsidiary is Ringgit Malaysia (“RM”). All foreign currency assets and liabilities amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur. Foreign currency translations are included in other comprehensive income class.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (Continued)

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year end RM: US$1 exchange rate	3.0376	3.2521
Annual average RM: US$1 exchange rate	3.0856	3.2503

Property, Plant  and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated lives of the applicable assets, or term of the lease, whichever is shorter, if applicable. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Property, plant and equipment are depreciated and amortized over estimated useful lives ranging from 3 to 5 years.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property, plant and equipment or over the term of the related lease, if shorter.

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

For the years ended June 30, 2011 and 2010, comprehensive income/ loss for the Company consists of net income for the period and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). For the year ended June 30, 2011, the only components of comprehensive income were the net income for the period and the foreign currency translation adjustments, which was an income of $79,733. For the year ended June 30, 2010, the only components of comprehensive income were the net income for the period and the foreign currency translation adjustments, which was a loss of $2,135.

NOTE 2 – MINING CLAIMS

On December 1, 2010, the Company had transferred and assigned all of its rights, title and interest in the three patented mining claims to repay a promissory note inclusive of interest totaling $18,789 against the original cost of the patented mining claims of $40,000. As a consequence, we suffered a loss of $21,211.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consists of the following at June 30, 2011 and 2010.

	As of June 30,
	2011	2010

Computer Software	$2,246,441	$452,016
Plant and Machinery	662,694	-
Furniture	1,646	1,537
	2,910,781	453,553
Less : Accumulated Depreciation	252,596	22,678
	$2,658,185	$430,875

The depreciation and amortization expense recorded was $224,764 and $22,690 for the years ended June 30, 2011 and 2010, respectively.

NOTE 4 – NOTES PAYABLE

Notes payable as of June 30, 2011 and 2010 consisted of the following:

	June 30,
	2011	2010
Note payable to a non-financial entity, with interest at 7.00% per annum, with principal and interest due June 9, 2010, with an extension granted to November 30, 2010. (1)	-	17,500

Note payable to a non-financial entity, with interest at 6.00% per annum, with principal and interest due June 30, 2010, with an extension granted to November 30, 2010. (2)	$-	$500
	$-	$18,000

(1) On December 1, 2010, the Company had transferred and assigned all of its rights, title and interest in the three patented mining claims to repay a promissory note inclusive of interest totaling $18,789 against the original cost of the patented mining claims of $40,000.

(2) On December 7, 2010, a creditor of the Company elected to convert the debt of $539 in exchange for 674 shares of our common stock at $0.80 per share.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, of which none have been designated or issued.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common stock

On June 11, 2009, the Company issued 185,200 shares of common stock for cash at $0.25 per share for total proceeds of $46,300.

On June 12, 2009, the Company issued an aggregate of 14,800 shares of common stock valued at $0.25 per share in lieu of payment of $3,700 indebted to its former President and CEO and an unrelated third-party vendor.

On July 1, 2009, the Company issued 50,000 shares of common stock at $0.25 per share for (i) $5,000 in cash and (ii) $7,500 related to management consulting services, or $12,500 of consideration in the aggregate.

In May 2010, the Company issued 145,270 shares of common stock and 72,635 common stock purchase warrants pursuant to the private placement, where every two shares of the common stock purchased were entitled to a warrant to purchase one additional share of common stock at an exercise price of $1.00 per share and will expire three years from the date of subscription for cash at $0.65 per share for total proceeds of $94,426. These warrants were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $108,742. All 72,635 warrants remain outstanding as of June 30, 2011.

On July 7, 2010, Info-Accent and VyseTech Asia Sdn Bhd or VTA executed a Supplemental Agreement to the Marketing, Distribution and License Agreement whereby VTA agreed to receive 769,000 unregistered shares of common stock of GMT at $0.65 per share in lieu of a cash payment as full and final payment of the $500,000 license fee. VTA further agreed to waive its entitlement to a three-year warrant with an exercise price of $1.00 per share for every two shares issued to VTA. Info-Accent completed the transaction contemplated by the Marketing, Distribution and License Agreement on July 7, 2010.

On August 10, 2010, Info-Accent and Digital Kiosk Technologies Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase a Vendor Management Inventory software for a total consideration of $206,500. Under the terms of the Purchase Agreement, on August 12, 2010, GMT issued 295,000 shares of common stock at $0.70 per share in lieu of cash payment as consideration for the software.

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Mr. Mohd. Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. The methodology relates to finding the optimum configuration, among a set of system components, which meets the desired system reliability requirements with the lowest value of levelized cost of energy.  Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to Mr. Mohd. Aris Bernawi in lieu of a cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Mr. Mohd. Aris Bernawi in connection with the acquisition.

On September 1, 2010, GMT executed a Compensation Agreement with Valerie Hoi Fah Looi. Under the terms of the agreement, GMT issued 100,000 unregistered shares of its common stock priced at $1.00 per share to Valerie Hoi Fah Looi as compensation for her services rendered to the Company as Secretary and Director between March 25, 2010 and August 31, 2010.

On September 14, 2010, GMT entered into definitive agreements relating to the private placement of $32,214 of its securities through the sale of 32,214 shares of our common stock at $1.00 per share and three-year warrants to purchase 16,107 shares of common stock at $1.00 per share to an accredited individual. There were no fees, commissions or professional fees for services payable in conjunction with the private placement. These warrants were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $24,114. All 32,214 warrants remain outstanding as of June 30, 2011.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On December 7, 2010, GMT issued 674 shares of its common stock at $0.80 per share as repayment for the short–term loan payable and interest totaling $539.

On December 7, 2010, GMT issued 2,648 shares of its common stock to the former Secretary and Treasurer of the Company at $0.80 per share as repayment for the short–term loan payable and interest totaling $2,118.

In December 2010, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 62,616 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $62,616. At closing, GMT issued a three-year warrants to purchase 31,308 shares of common stock at $1.00 per share to the two non-accredited investors. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. These warrants were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $46,871. All 31,308 warrants remain outstanding as of June 30, 2011.

On December 29, 2010, the Company awarded an aggregate of 170,000 shares of the Company’s common stock to its directors and officers.

In January 2011, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 86,394 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $86,394. At closing, GMT issued a three-year warrants to purchase 43,197 shares of common stock at $1.00 per share to the two accredited investors. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. These warrants were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $64,670. All 43,197 warrants remain outstanding as of June 30, 2011.

In February 2011, GMT entered into a Securities Purchase Agreement with an existing accredited investor for the sale of 14,000 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $14,000. At closing, GMT issued a three-year warrant to purchase 7,000 shares of common stock at $1.00 per share to the existing accredited investor. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. These warrants were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $10,480. All 7,000 warrants remain outstanding as of June 30, 2011.

On April 7, 2011, Mohd Aris Bernawi, the Chariman of the Company, exercised his stock option to purchase 10,000 shares of common stock at an exercise price of $0.54 per share resulting in gross proceeds to GMT of $5,400.  The exercise price was based on 70% of the fair market value at the date of exercise.

On April 20, 2011, Info-Accent and Powernique Technology Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase two units of Multimode Pyrolysis Reactor c/w Gasifier for a total consideration of approximately $662,000. On April 20, 2011, GMT issued 165,000 unregistered shares of common stock at $1.00 per share as part payment of the purchase consideration.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Stock Option Plan

On December 10, 2007, the Company’s Board of Directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent and approved by the shareholders on the same date. The 2007 Plan continues in effect for ten years unless terminated earlier. The 2007 Plan was initiated to encourage and enable officers, directors, consultants, advisors, and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the 2007 Plan. The 2007 Plan was filed as an exhibit to our Registration Statement on Form S-1 filed on July 16, 2008.

On December 29, 2010, the Company granted its directors and officers options to purchase up to an aggregate of 170,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value at the date of exercise. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 42,500 options vested on March 31, 2011, 42,500 options vested on June 30, 2011, 42,500 options vested on September 30, 2011 and the remaining 42,500 options will vest on December 31, 2011.

On April 7, 2011, Mohd. Aris Bernawi, the Chairman of the Company, exercised his option to purchase 10,000 shares of the Company common stock with an exercise price of $0.54 per share resulting in gross proceeds to the Company of $5,400.

A summary of the status of the Company’s stock options as of June 30, 2011 and 2010; and changes during 2011 and 2010 is presented below.

	As of June 30,
	2011	2010
Beginning of the year	-	-
Granted	170,000	-
Exercised	(10,000)	-
Cancelled	-	-
End of the year	160,000	-

Options exercisable at year end	75,000	-
Options unexercisable at year end	85,000	-

As of June 30, 2011 and 2010, there were 830,000 and 1,000,000, respectively, of stock options remaining available for issuance under the 2007 Plan.

The following table summarizes information about options outstanding at June 30, 2011 and 2010.

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual Life	Exercise Price
As of June 30, 2011:
For directors and officers	160,000	0.5041	1.05
Total	160,000	0.5041	1.05

As of June 30, 2010:
For directors and officers	-	-	-
Total	-	-	-

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

Stock Option Plan (Continue)

These stock options were valued at 70% of the fair market value using the Black-Scholes option-pricing model that generated a total fair value of $168,000.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2011 and 2010, and changes during 2011 and 2010 is presented below.

	As of June 30,
	2011	2010
Beginning of the year	72,635	-
Granted	97,612	72,635
Exercised	-	-
Cancelled	-	-
End of the year	170,247	72,635

During 2011, the Company entered into Securities Purchase Agreements with various accredited investors for the sale of 195,224 of its common stock at $1.00 per share resulting in gross proceeds to the Company of $195,224. At closing, the Company issued three-year warrants to purchase 97,612 shares of common stock at $1.00 per share to the accredited investors. As of June 30, 2011, all 170,247 warrants remain outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $254,877.

NOTE 6 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisitions are Nevada corporations and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the year ended June 30, 2011 and 2010 were as follows (assuming a 15 percent effective tax rate):

	Years Ended
	June 30,
	2011	2010
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 1,146	$ 18,871
Change in valuation allowance	(1,146)	(18,871)

Total deferred tax provision	$ -	$ -

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 6 – INCOME TAXES (Continued)

United States income tax (Continued)

The Company had deferred income tax assets as of June 30, 2011 and 2010 as follows:

	Years ended
	June 30,
	2011	2010
Loss carryforwards	$ 41,505	$ 40,359
Less - Valuation allowance	(41,505)	(40,359)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended June 30, 2011 and 2010 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011 and 2010, the Company had approximately $276,697 and $269,059, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the year ended June 30, 2011 and 2010 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the year ended June 30, 2011 and 2010, respectively, are as follows:

	Years ended June 30,
	2011	2010
Current tax expense	$ 3,426	$ -
Deferred tax expense	625,655	48,919

Provision for Malaysian income tax expense	$ 629,081	$ 48,919

NOTE 7– RELATED PARTY TRANSACTIONS

During the years ended June 30, 2011 and 2010, the Company had related party transactions with the following persons:

The Company has been provided office space and secretarial services by its former President and Chief Executive Officer at $200 per month from January 1, 2008 through June 30, 2010. The Company paid $0 and $2,400 for June 30, 2011 and 2010, respectively. We terminated the lease agreement on June 30, 2010. As of June 30, 2011, $750 was due and payable to Scott Wetzel.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 7– RELATED PARTY TRANSACTIONS (Continued)

As of June 30, 2010, the Company owed the former Director, Secretary and Treasurer $2,000 for a short-term loan made to the Company for working capital purposes. The amount owed is unsecured, bears interest at 6 percent (6%) per annum, with principal and interest due September 30, 2010. On December 7, 2010, the former Director, Secretary and Treasurer of the Company elected to convert the debt of $2,118 inclusive of interest payable in exchange for 2,648 shares of the Company’s common stock at $0.80 per share.

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman,  Mohd. Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Mohd. Aris Bernawi in connection with the acquisition.

As of June 30, 2011 and 2010, the Company owed the Chairman $15,842 and $0, respectively, for general and administration expenses paid on behalf of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

As of June 30, 2011 and 2010, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company $8,548 and $5,539, respectively, for general and administration expenses paid on behalf of the Company.   This amount is unsecured, bears no interest and has no fixed terms of repayment.

NOTE 8 - EXCLUSIVE MARKETING, DISTRIBUTION AND LICENSE AGREEMENTS

On March 15, 2010, GMT entered into a five-year exclusive Marketing, Distribution, and License Agreement (the “License Agreement I”) with VyseTech Asia Sdn Bhd or VTA, a Malaysian corporation. The License Agreement I relates to GMT acquiring the exclusive marketing rights for products developed by VTA and related VoIP services for the express purpose of selling products and related VoIP services in North America. Subject to reaching certain goals, GMT will be authorized to continue to sell VTA’s products and related VoIP products in North America on an exclusive basis for the term of the Agreement. In the event GMT does not meet certain minimum sales volumes, the License Agreement will revert to a non-exclusive agreement.

The provisions of the License Agreement I require GMT to make a one-time only license fee payment to VTA in the amount of $500,000, within six months of the execution of the agreement. On September 14, 2010, VTA agreed to extend the payment due date to March 15, 2011. On March 14, 2011, GMT and VTA mutually agreed to cancel the License Agreement I.

On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, Korea and Japan. The License Agreement II provides that Info-Accent shall pay a one-time license fee of Ringgit Malaysia (“RM”) 1.6 million (approximately $500,000) to VTA and an additional RM 1.6 million within 90 days of the execution date of the license agreement as consideration to acquire ongoing mobile VoIP communications and mobile advertising related contracts from VTA. The purchase consideration of $500,000 to acquire existing mobile VoIP communications related contracts from VTA were progressively paid in cash to VTA during the second quarter of 2010. On July 7, 2010, Info-Accent and VTA executed a Supplemental Agreement to the License Agreement II whereby VTA agreed to receive 769,000 unregistered shares of restricted common stock of Global MobileTech in lieu of cash payment as full and final payment of the $491,990 license fee. This Agreement was terminated on June 27, 2011 concurrent with the execution of the Patent Purchase Agreement between Info-Accent and Sunway Technology Development Limited, the holding company of VTA.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 9 – PATENT

On June 27, 2011, Info-Accent Sdn Bhd entered into a Patent Purchase Agreement with Sunway to purchase U.S. patent # 8,005,057 for a total consideration of $3.5 million. The patent relates to a certain invention entitled “DATA COMMUNICATIONS BETWEEN SHORT-RANGE ENABLED WIRELESS DEVICES OVER NETWORKS AND PROXIMITY MARKETING TO SUCH DEVICES”. Pursuant to the Patent Purchase Agreement, Sunway will receive net payment of Three Million United States Dollars (US$3,000,000) after setting off a sum of Five Hundred Thousand United States Dollars (US$500,000) previously paid by Info-Accent to VTA as a one-time license fee. The purchase price shall be fully paid by Info-Accent within sixty (60) calendar days from the effective date of the Patent Purchase Agreement. The patent will expire on June 30, 2028. For additional information on payments to Sunway, please refer to Note 15 – Subsequent Events.

The acquisition of the patent will enable us to commercialize the proprietary technology, further enhance the technology and develop new mobile applications that will allow us to license to third parties globally; and provide us with the security and independence that we need to growth the Company without being subjected to any form of control by a third party. Concurrent with the acquisition of the patent, Info-Accent terminated the License Agreement II with VTA on June 27, 2011.

NOTE 10 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman,  Mohd. Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Mohd. Aris Bernawi in connection with the acquisition.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 11 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

For year ended June 30, 2011 and 2010, three customers and six customers, respectively, accounted for the trade accounts receivables. Credit concentration in the form of accounts receivables as at June 30, 2011 and 2010 were as follows:

	For the year ended
	June 30, 2011	June 30, 2010
Customer A	-	41.7%
Customer B	30.0%	12.6%
Customer C	-	11.9%
Customer D	28.0%	11.4%
Customer E	34.0%	11.2%
Customer F	-	11.2%
	92.0%	100.0%

Vendor Concentration

Vendor concentration for the years ended June 30, 2011 and 2010 were as follows:

	For the year ended
	June 30, 2011	June 30, 2010
Vendor A	25.4%	33.0%
Vendor B	-	16.7%
Vendor C	-	13.4%
Vendor D	-	12.5%
Vendor E	-	12.2%
Vendor F	19.1%	-
Vendor G	18.1%	-
Vendor H	25.6%	-
	88.2%	87.8%

Four vendors and five vendors accounted for substantially all cost of goods sold during the year ended June 30, 2011 and 2010, respectively. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required.

NOTE 12  - SEGMENT INFORMATION

The Company manages its business and aggregates its operational and financial information in accordance with two operating segments; namely (i) mobile VoIP communications and mobile advertising; and (ii) renewable energy;

Although the Company is able to track revenues by sales channel, the management, allocation of resources, and analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of sales and total operating expenses.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 12  - SEGMENT INFORMATION (Continued)

The following table sets forth the information and percentage of revenue attributable to each of the Company's operating segments.

	For the Years Ended
	June 30,
	2011		2010
Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$21,463,897	70%	$4,323,601	100%
Renewable Energy	9,210,850	30%	-	-
	$30,674,747	100%	$4,323,601	100%

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$18,528,325	72%	$3,644,894	100%
Renewable Energy	7,369,393	28%	-	-
	$25,897,718	100%	$3,644,894	100%

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$2,935,572	61%	$678,707	100%
Renewable Energy	1,841,457	39%	-	-
	$4,777,029	100%	$678,707	100%

Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$1,206,960	58%	$56,636	100%
Renewable Energy	860,917	42%	-	-
	$2,067,877	100%	$56,636	100%

	As of	As of
	June 30, 2011	June 30, 2010
Segment assets
Property, Plant and Equipment
Mobile VoIP Communications and Mobile Advertising	$7,826,165	$4,521,694
Renewable Energy	672,810	-
	$8,498,975	$4,521,694

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2011 and 2010 are presented below:

	Year ended June 30, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (a)

Revenues	$8,054,126	$8,183,586	$8,094,496	$6,342,539
Gross profit	1,246,408	1,267,192	1,253,243	1,010,186
Operating costs and expenses	355,203	536,845	379,405	1,427,228
Income (Loss) before income taxes	890,858	708,906	873,838	(405,725)
Net income (loss)	734,635	460,792	738,773	(446,485)
Earnings per common share
Basic	$0.36	$0.15	$0.22	$(0.13)
Diluted	$0.35	$0.14	$0.20	$(0.12)

Weighted average shares outstanding
Basic	2,043,537	3,144,390	3,395,514	3,512,693
Diluted	2,073,341	3,235,138	3,694,610	3,842,940

	Year ended June 30, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$-	$-	$-	$4,323,601
Gross profit	-	-	-	678,707
Operating costs and expenses	25,134	12,215	13,167	521,767
Income (Loss) before income taxes	(25,134)	(12,322)	(13,587)	156,598
Net income (loss)	(25,134)	(12,322)	(13,587)	107,679
Earnings per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$0.06
Diluted	$(0.01)	$(0.01)	$(0.01)	$0.06

Weighted average shares outstanding
Basic	1,750,000	1,750,000	1,750,000	1,771,492
Diluted	1,750,000	1,750,000	1,750,000	1,771,492

(a) Total operating costs and expenses for the Company’s fourth quarter of fiscal 2011 included development costs of $858,596 related to the patent acquisition in June 2011 (See Note 9).

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND JUNE 30, 2010

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs”(“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements  (ASC 820) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-04 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

(FORMERLY TREVENEX RESOURCES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

In July 2011, GMT received $2,000 in proceeds from an existing shareholder through the exercise of 2,000 outstanding warrants with an exercise price of $1.00 per share.

On August 1, 2011, the Company entered into a new lease agreement for our principal executive office located at A-1-5 Block A Jaya One, 72A Jalan Universiti, 46200 Petaling Jaya, Selangor, Malaysia. This office space is leased from an unaffiliated party at approximately $2,793 per month. This lease will expire on July 31, 2014.

On August 3, 2011, Info-Accent and Sunway Technology Development Limited or Sunway executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of GMT at $1.00 per share as full and final payment for the purchase of the patent.  On August 5, 2011, GMT issued 1,000,000 restricted shares of its common stock to Sunway.

In August 2011, GMT received $51,435 in proceeds from three existing shareholders through the exercise of 51,435 outstanding warrants with an exercise price of $1.00 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 12, 2010, we engaged Davis Accounting Group, P.C. (which subsequently changed its name to the Etania Audit Group, P.C.), as our independent registered public accounting firm to review our interim financial statements for the period ended March 31, 2010 and audit our financial statements for our fiscal year ending June 30, 2010.  Subsequently, in January 2011, we were informed that the Davis Accounting Group, P.C. was not duly licensed when it issued an audit opinion on our financial statements included in our Form 10-K for our fiscal year ended June 30, 2010 and in this Form 10-K and, accordingly, those financial statements are not considered to be audited.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer   to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report.  Such system of controls and procedures were designed to obtain reasonable assurance of achieving their control objective. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following sets forth certain information with respect to each of our directors and executive officers as of October 12, 2011.

Name	Age	Position and Office	Year Appointed
Mohd. Aris Bernawi	58	Chairman, Director	2010
Valerie Hoi Fah Looi	53	Secretary, Director	2010
Chee Hong Leong	45	Director	2010
Matthew J. Riedel	46	Director	2010
Aik Fun Chong	38	President, Chief Executive Officer	2010
Hon Kit Wong	34	Treasurer, Chief Financial Officer	2010

Set forth below is a brief description of the recent employment and business experience of our directors and officers:

Mohd. Aris Bernawi, 58, currently serves as Chairman and Director of Global MobileTech, Inc. and our wholly owned U.S. subsidiary, Trevenex Acquisitions, Inc. He has 33 years experience in shared telecommunications infrastructure (domestic and international) management, resource assignment for wired and wireless services, including the creation of computerized management and monitoring of resource assignment (spectrum and numbering). Prior to his appointment as Chairman and Director of Global MobileTech, he served as Senior Director at the Malaysian Communications and Multimedia Commission (“MCMC”) from 1999 to 2010, specializing in government communications and multimedia regulatory mediation. Aris started his career at the Ministry of Defense (Defense Research Centre) in 1974 and later joined the Telecommunications Department of Malaysia in 1977 upon completion of his first degree at Portsmouth Polytechnic, England. He was appointed Deputy Director General of the Telecommunications Department in 1994 before joining MCMC in 1999. He is a Fellow of the Institution of Engineers Malaysia (IEM), registered with Board of Engineers Malaysia (BEM), member of the Institution of Engineering and Technology (IET) and chartered engineer with Engineering Council, United Kingdom.

Valerie Hoi Fah Looi, 53, currently serves as Director and Secretary of Global MobileTech and our wholly owned U.S. subsidiary, Trevenex Acquisitions, Inc. Prior to joining our company, she held the position of Director and Secretary at Secured Digital Applications, Inc. from April 1999 to March 2009. Currently, Ms. Looi is a Director of China Mobile Media, Inc. and oversees its business development and corporate services in Asia and has served in that capacity since April 2009. Prior to her assuming her role in Secured Digital Applications, Inc. she has served as the Senior Vice President, Corporate Affairs of Secured Digital Applications (M) Sdn Bhd, a Malaysian company that was subsequently reverse merged with and into Secured Digital Applications, Inc. in 1999. She has over 20 years of experience in corporate affairs and human resource management. Ms. Looi obtained her Diploma in Management from the Malaysian Institute of Management.

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

Matthew J. Riedel, 46, graduated from Wichita State University in 1988 with a Bachelor of Science Degree in Business Administration. Matthew began his career within the financial services industry. From September 1988 to July 1990 he served as Customer Service Representative at Ford Motor Credit Company. In July 1990, he was

appointed Team Leader at Ford. With Ford, his activities included collections and auditing wholesale floor plans in the North Chicago area and assisting with the start up of a new call center in Omaha where he was a supervisor. He resigned from Ford in January 1994 and joined Prudential Insurance Company of America as a Registered Representative and marketed life, property and casualty insurance, mutual funds, annuities and other financial products until October 1994. From November 1994 to May 2002, he served as Shift Manager at Spiegel Teleservices, directing staff of up to six Team Sales Managers and 300 Customer Sales Associates at a call center. From June 2002 to June 2004, he served as Call Center Manager at MSC Industrial Direct Co., Inc., a NYSE company where he managed all day-to-day operations of the customer service and sales center. He was also responsible for the review and approval of financial disclosure agreements for each quarter in compliance with the Sarbanes-Oxley Act. He has been a Contact Center Manager with Collections Etc. since January 2006 and manages all operational aspects of the contact center handling inbound sales, service contacts as well as servicing e-commerce and social networking contacts. Prior to his current position, he served as Customer Service Manager at Collections Etc. from July 2004 to January 2006. He has been involved in many initiatives, and he brings with him over 15 years experience with cost accounting, sales, project and program management, quality assurance, training and outsourced operations.

Aik Fun Chong, 38, is currently serving as Chief Executive Officer of Global MobileTech, as well as our wholly owned Malaysian subsidiary Info-Accent and our wholly owned U.S. subsidiary Trevenex Acquisitions, Inc. and is responsible for strategic planning and day-to-day operations of our company. From March 2000 through January 2004, he served as Head of Finance & Administration Department at Pastry Pro Sdn Bhd, a manufacturing and trading company. He was responsible for the preparation of financial budgets and cost management, reviewing and improving internal control system and procedures; and preparation of financial statements and management reports. From January 2004 through March 2005, he served as Chief Accountant at Accel International Co. Ltd, a subsidiary of Kuok Group, Accel’s business activities included trading and servicing of Canon, 3M, Kodak, NEC, ICI and Noritsu products, In his capacity as Chief Accountant, he was responsible for the overall finance and accounting operations, review of existing internal control procedures and improve efficiency and effectiveness of the internal control; and preparation of financial statements and management reports. From March 2005 through August 2008, he served as Accountant at Revenue Valley Sdn Bhd that operates food and beverage outlets in Malaysia. From September 2008 to June 2009, he served as Chief Accounting Officer for a U.S. holding company with subsidiaries in Malaysia and was responsible for day-to-day accounting and treasury functions, corporate finance and operational matters. From July 2009 to February 2010, he served as Chief Executive Officer of VyseTECH Asia Sdn Bhd. He has over 13 years of financial, accounting and operational experience in local and international firms dealing in food and beverage, trading and manufacturing. Mr. Chong holds a Bachelor of Commerce (Accounting) from University of Southern Queensland, Australia. He is a Chartered Accountant of the Malaysian Institute of Accountants and a Certified Practicing Accountant of CPA Australia.

Hon Kit Wong, 34, is currently serving as the Chief Financial Officer of Global MobileTech, as well as our wholly owned Malaysian subsidiary Info-Accent and our wholly owned U.S. subsidiary Trevenex Acquisitions, Inc.  In his current position, he is responsible for the financial and accounting functions of our company. From October 2000 to December 2006, he served various positions at Minply Sdn Bhd, a wholly owned subsidiary of Minply Holdings (M) Bhd.  Minply Holdings (M) Berhad is listed in the Kuala Lumpur Stock Exchange (KLSE). He was promoted to Assistant Finance Manager in January 2002 and Assistant Branch Manager in March 2004. From January 2007 to February 2010, he served as a Finance Manager of VyseTECH Asia Sdn Bhd. He graduated with a Bachelor of Arts (Accounting and Finance) from University of East London, United Kingdom in September 2000. He have over 10 years of working experience in accounting and finance, operations and management, and has utilized his experience to implement and evaluate the effectiveness of internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors concerning the fiscal year ended June 30, 2011, we believe that as of the date of this report, our directors, executive officers, and persons who own more than ten percent of our common stock, have not filed an initial Form 3, Form 4 current report, or an annual Form 5 in an untimely manner.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees and a Code of Ethics for the Chief Executive Officer and Senior Financial Officers in July 2008. Copy of our Code of Business Conduct and Ethics, and Code of Ethics were filed as exhibits to our annual report on Form 10-K filed on September 29, 2008 and is available on the Corporate Governance section of our website at www.globalmobiletech.com. The contents of our website shall not be deemed to be incorporated herein.

Committees of the Board of Directors

Audit Committee.  On April 15, 2010, our Board of Directors established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, review annual and quarterly financial statements, and consider matters relating to accounting policy and internal controls. The current members of the Audit Committee are Chee Hong Leong, Matthew Riedel and Valerie Hoi Fah Looi. The Board of Directors has determined that Mr. Chee Hong Leong, Chairman of the Audit Committee, qualified as a "financial expert" as defined under SEC rules. The Board of Directors has determined that Chee Hong Leong and Matthew Riedel met the SEC definition of "independent" Directors. The Audit Committee Charter was filed as an exhibit to our annual report on Form 10-K filed on September 29, 2008 and is available on the Corporate Governance section of our website at www.globalmobiletech.com. The contents of our website shall not be deemed to be incorporated herein.

Compensation Committee.  On December 29, 2010, our Board of Directors established a Compensation Committee comprising of Mohd. Aris Bernawi, Matthew Riedel and Valerie Hoi Fah Looi. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision making process with respect to that issue without the Chief Executive Officer present. The Compensation Committee Charter was filed as an exhibit to our annual report on Form 10-K filed on September 29, 2008 and is available on the Corporate Governance section of our website at www.globalmobiletech.com. The contents of our website shall not be deemed to be incorporated herein.

Corporate Governance and Nominating Committee.  On December 29, 2010, our Board of Directors established a Corporate Governance and Nominating Committee comprising of Mohd. Aris Bernawi, Valerie Hoi Fah Looi and Matthew Riedel. The Committee’s role is to make recommendations to our Board of Directors as to the size and composition of the Board of Directors and its committees, and to evaluate and make recommendations as to potential candidates. The Committee may consider candidates recommended by stockholders as well as from other sources such as directors or officers, third party search firms or other appropriate sources. The Corporate Governance and Nominating Committee may consider all factors it deems relevant such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest; and the extent to which the candidate would fill a present need on the Board of Directors. The Corporate Governance and Nominating Committee Charter was filed as an exhibit to our annual report on Form 10-K filed on September 29, 2008 and is available on the Corporate Governance section of our website at www.globalmobiletech.com. The contents of our website shall not be deemed to be incorporated herein.

ITEM 11.   EXECUTIVE COMPENSATION

A. Summary Compensation Table

The following table summarizes all compensation recorded by us in the last two fiscal years ending June 30, 2011 and 2010 for our principal executive officer and our principal financial officer as executive officers. These individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE
Name and Principal Position		Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
			($)	($)	($)	($)	($)	($)	($)	($)
					(1)	(2)
Aik Fun
Chong,
President,
CEO	(3)	2011	29,168	-	22,499	15,750	-	-	-	67,417
		2010	3,619	-	-	-	-	-	-	3,619

Hon Kit
Wong
CFO,
Treasurer	(4)	2011	23,334	-	22,499	15,750	-	-	-	61,583
		2010	2,765	-	-	-	-	-	-	2,765

Scott Wetzel
Former
President,
Director,
CEO	(5)
(Resigned on		2011	-	-	-	-	-	-	-	-
March 25, 2010)		2010	-	-	-	-	-	-	2,400	2,400

Narrative Disclosure to Summary Compensation Table

(1)

The stock-based compensation amounts reported in the “Stock Awards” column for all years represent the aggregate grant-date fair value of the awards granted in that year and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions).

On December 29, 2010, GMT awarded 15,000 shares each of its common stock to its two current named executive officers. As of June 30, 2011, there was no public market for our common stock on the date of the stock awards. The aggregate 30,000 stock awarded to both officers were valued at fair market value using the Black-Scholes option-pricing model and generated a total fair value of $44,998.

(2)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. On December 29, 2010, GMT granted to its named executive officers options to purchase up to an aggregate of 15,000 shares each of common stock with an exercise price of 70% of the fair market value at the date of exercise of the stock options. The options are exercisable through December 29, 2015, contingent upon continuous service by the named executive officers through specified dates. 7,500 options vested on March 31, 2011, 7,500 options vested on June 30, 2011, 7,500 options vested on September 30, 2011 and the remaining 7,500 options will vest on December 31, 2011.

(3)

Aik Fun Chong, who was appointed as our President and CEO on March 25, 2010, is paid RM7,500 (approximately US$2,431) per month by Info-Accent pursuant to an Employment Agreement with Info-Accent dated May 14, 2010. He also renders services to Global MobileTech under the terms of the Employment Agreement dated May 14, 2010. On December 29, 2010, Mr. Chong was awarded 15,000 shares of GMT’s common stock and granted options to purchase up to an aggregate of 15,000 shares of its common stock with an exercise price of 70% of the fair market value at the date of exercise of the stock options.

(4)

Hon Kit Wong, who was appointed as our CFO and Treasurer on March 25, 2010, is paid RM6,500 (approximately US$2,107) per month by Info-Accent pursuant to an Employment Agreement with Info-Accent dated May 14, 2010. He also renders services to Global MobileTech under the terms of the Employment Agreement dated May 14, 2010. On December 29, 2010, Mr. Wong was awarded 15,000 shares of GMT’s common stock and granted options to purchase up to an aggregate of 15,000 shares of its common stock with an exercise price of 70% of the fair market value at the date of exercise of the stock options.

(5)

From July 1, 2009 to June 30, 2010 Scott Wetzel, our former President and CEO, was compensated in the amount of $200 per month for providing office space, phones and secretarial services to the company pursuant to a lease agreement.

(B) Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards granted to our directors and named executive officers that are outstanding at June 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR -END
	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested
				($)			($)		($)
	(1)	(2)		(3)
Mohd. Aris Bernawi	10,000	20,000	-	1.0500	December 29, 2015	-	-	-	-
Valerie Hoi Fah Looi	20,000	20,000	-	1.0500	December 29, 2015	-	-	-	-
Matthew J. Riedel	15,000	15,000	-	1.0500	December 29, 2015	-	-	-	-
Chee Hong Leong	15,000	15,000	-	1.0500	December 29, 2015	-	-	-	-
Aik Fun Chong	7,500	7,500	-	1.0500	December 29, 2015	-	-	-	-
Hon Kit Wong	7,500	7,500	-	1.0500	December 29, 2015	-	-	-	-

Total :	75,000	85,000	-	-		-	-	-	-

Narrative Disclosure to Outstanding Equity Awards Table

On December 29, 2010, GMT granted its directors and officers options to purchase up to an aggregate of 170,000 shares of common stock at an exercise price of 70% of the fair market value. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 42,500 options vested on March 31, 2011, 42,500 vested on June 30, 2011, 42,500 options vested on September 30,

2011 and the remaining 42,500 options will vest on December 31, 2011.

(1)

As of June 30, 2011, the fair market value of the total outstanding 117,500 vested stock option were valued at an exercise price of 70% of the fair market value using the Black-Scholes option-pricing model generated a total fair value of $123,375.

(2)

As of June 30, 2011, the fair market value of the total outstanding 42,500 unvested stock option were valued at an exercise price of 70% of the fair market value using the Black-Scholes option-pricing model generated a total fair value of $44,625.

(3)

Represent the exercise price of 70% of the fair market value using the Black-Scholes option-pricing model.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

(C). Directors’ Compensation

The following table summarizes all compensation recorded by us in the last two fiscal years ending June 30, 2011 and 2010 to our directors.

DIRECTOR COMPENSATION
Name		Fiscal Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
			($)	($)	($)	($)	($)	($)	($)
				(1)	(2)
Mohd Aris Bernawi	(3)
		2011	7,686	59,996	42,000	-	-	50,000	159,682
		2010	-	-	-	-	-	-	-

Valerie Hoi Fah Looi	(4)
		2011	-	139,616	42,000	-	-	-	181,616
		2010	-	20,380	-	-	-	-	20,380

Matthew J. Riedel
		2011	-	44,997	31,500	-	-	-	76,497
		2010	-	-	-	-	-	-	-

Chee Hong Leong
		2011	-	44,997	31,500	-	-	-	76,497
		2010	-	-	-	-	-	-	-

Scott Wetzel	(5)
(Resigned on March		2011	-	-	-	-	-	-	-
25, 2010)		2010	-	-	-	-	-	2,400	2,400

Narrative Disclosure to Director Compensation Table

(1)

The stock-based compensation amounts reported in the “Stock Awards” column for all years represent the aggregate grant-date fair value of the awards granted in that year and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions).

(2)

On December 29, 2010, each of our directors was granted options to purchase up to an aggregate of 140,000 shares of our common stock at an exercise price of 70% of the fair market value. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 35,500 options vested on March 31, 2011, 35,000 vested on June 30, 2011, 35,000 options vested on September 30, 2011 and the remaining 35,000 options will vest on December 31, 2011.

(3)

Mohd. Aris Bernawi, the Chairman of GMT, had been compensated $7,686 for out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of GMT.

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Chairman of the Company, Mohd. Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to Mohd. Aris Bernawi in lieu of a cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Mohd. Aris Bernawi in connection with the acquisition.

(4)

On September 1, 2010, Valerie Looi was issued 100,000 shares of common stock at $1.00 per share as compensation for her services rendered to GMT as Corporate Secretary and Director from March 25, 2010 through August 31, 2010. $20,380 was expensed for the period from March 25, 2010 through June 30, 2010 with $79,620 for the period from July 1, 2010, through August 31, 2010. The remaining $59,996 was based on the fair market value as of June 30, 2010 using the Black-Scholes option-pricing model for the stock award of 40,000 shares that was awarded to Miss Looi on December 29, 2010.

(5)

From July 1, 2009 to June 30, 2010 Scott Wetzel, our former President and CEO, was compensated in the amount of $200 per month for providing office space, phones and secretarial services to GMT pursuant to a lease agreement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At October 11, 2011, GMT had 4,706,251 shares of common stock issued and outstanding. The following table sets forth information known to us as of October 11, 2011 relating to the beneficial ownership of shares of our common stock and warrants by (i) any holder of more than five percent of our outstanding common stock, (ii) each named executive officers (iii) each director and nominee, and (iv) all named executive officers, directors and director nominees as a group. The percentage of beneficial ownership for the following table is based on shares of common stock outstanding.

Name and Address of Beneficial Owner	Type of	Amount and Nature of	Percent of Class
(1)	Security	Beneficial Ownership (1)
Sunway Technology Development Ltd	Common stock	834,450	17.73%
Room 2103, Futura Plaza
111 How Ming Street
Kwun Tong
Hong Kong
Keng Nam Looi (2)	Common stock	255,715	5.13%
1-6A Jalan Desa 1/5
Desa Amn Puri, Kpg
Kuala Lumpur, Malaysia
Valerie Hoi Fah Looi (3,4)	Common stock	256,905	5.38%
Mohd Aris Bernawi (3,5)	Common stock	230,000	4.86%
Matthew J. Riedel (3,6)	Common Stock	105,750	2.23%
Chee Hong Leong (3,7)	Common Stock	60,000	1.27%
Aik Fun Chong (3,8)	Common Stock	30,000	0.64%
Hon Kit Wong (3,9)	Common Stock	30,000	0.64%

All officers and directors as a group (6)		712,655	15.02%

Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of October 12, 2011 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

The holdings of Keng Nam Looi include 230,060 shares of common stock and a warrant to purchase 25,655 shares of common stock at $1.00 per share.

(3)

The address of each person is c/o Global MobileTech, Inc. 1312 North Monroe, Suite 750, Spokane, Washington 99201.

(4)

The holdings of Ms. Looi include 191,270 shares of common stock, a warrant to purchase 25,635 shares of common stock at $1.00 per share and stock options to purchase 40,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(5)

The holdings of Mr. Mohd Aris Bernawi include 200,000 shares of common stock and stock options to purchase 30,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(6)

The holdings of Mr. Matthew J. Riedel include 70,750 shares of common stock, a warrant to purchase 5,000 shares of common stock at $1.00 per share and stock options to purchase 30,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2011 and 2010, GMT had related party transactions with the following persons:

GMT has been provided office space and secretarial services by its former Chief Executive Officer at $200 per month from January 1, 2008 through June 30, 2010. Mr. Wetzel was paid $0 and $2,400 for fiscal years ended June 30, 2011 and 2010, respectively. As of June 30, 2011, GMT owed Mr. Wetzel $750.

As of June 30, 2010, a former Director, Secretary and Treasurer provided GMT a short-term loan of $2,000 for working capital purposes. The amount owed is unsecured, bears interest at 6 percent (6%) per annum, with principal and interest due September 30, 2010.  On December 7, 2010, the former Director, Secretary and Treasurer of GMT elected to convert the debt of $2,118 inclusive of interest payable, in exchange for 2,648 shares of common stock at $0.80 per share.

On September 1, 2010, Info-Accent entered into an Assignment Agreement with our Chairman, Mohd. Aris Bernawi whereby the Chairman assigned to Info-Accent exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Mohd. Aris Bernawi in connection with the acquisition.

As of June 30, 2011 and 2010, GMT owed the Chairman $15,842 and $0, respectively, for general and administration expenses paid on behalf of GMT. This amount is unsecured, bears no interest and has no fixed terms of repayment.

As of June 30, 2011 and 2010, GMT owed Valerie Hoi Fah Looi, Secretary and Director, $8,548 and $5,539 respectively, for general and administration expenses paid on behalf of GMT. This amount is unsecured, bears no interest and has no fixed terms of repayment.

Director Independence

Our Board of Directors has determined two of the four directors are independent. Matthew Riedel and Chee Hong Leong, serving on our audit committee are “independent” based on the more stringent independence standard of the NASDAQ Stock Market applicable to directors serving on audit committees until their resignation.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

From April 12, 2010 through October 26, 2010, our principal accountant was Etania Audit Group (formerly Davis Accounting Group, P.C.) (“Etania”). Etania reviewed our interim financial statements for the quarter ended March 31, 2010 and audited our financial statements for the year ended June 30, 2010.

On October 26, 2010, we appointed Lake & Associates CPA's, LLC as our principal independent accountants. On March 3, 2011, we engaged Lake & Associates to re-audit our financial statements for the year ended June 30, 2010. The aggregate fees billed by our principal accountants for services rendered for the fiscal years ended June 30, 2010 and 2011, are set forth below:

Fee Category	Year ended June 30, 2010	Year ended June 30, 2011
Audit fees (1)	$50,541	$85,622
Audit-related fees (2)	-	1,250
Tax fees (3)	$-	$3,338
All other fees (4)	-	-
Total fees	$50,541	$90,210

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

Audit Committee Pre-Approval Policy

The Audit Committee has adopted policies and procedures regarding pre-approval of all auditing services, internal control-related services and permitted non-audit services.  Each year, no later than the end of the first quarter of the fiscal year, (i) the independent registered public accounting firm will submit to the Audit Committee for approval the terms, fees and conditions of our engagement of an independent registered public accounting firm to perform an integrated audit of our consolidated financial statements, to attest to our internal control over financial reporting for the applicable fiscal year and to review our interim financial statements and (ii) management and the independent registered public accounting firm will jointly submit to the Audit Committee for approval a written pre-approval request of additional audit and non-audit services to be performed for our company during the year, including a maximum fee amount or budgeted range of fees for each category of service outlined in such request.  The Audit Committee has designated the Audit Committee Chairman (currently Mr. Chee Hong Leong) to have the authority to pre-approve interim requests for additional permissible services that were not contemplated in the engagement letter or annual pre-approval request.  The Audit Committee Chairman may approve or reject any interim service requests and shall report any interim service pre-approvals at the following Audit Committee meeting.

All services provided by Lake & Associates CPA's, LLC, during the fiscal years ended June 30, 2011 and 2010 were pre-approved by the Audit Committee in accordance with our Audit Committee Charter.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 & 2.

Financial Statements and financial statement schedules required. See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-K .

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Trevenex Resources, Inc.(1)

3.2	3.2	Bylaws of Trevenex Resources, Inc.(1)

3.3	3.1	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010)

10.1	10.1	Option to Purchase Property Agreement between IBEX Minerals, Inc. and Scott Wetzel dated November 1, 2007 (1)

10.2	10.2	Assignment of Option to Purchase Property dated December 14, 2007 (1)

10.3	10.3	Form of Subscription Agreement (1)

10.4	10.4	2007 Non-Qualified Stock Option and Stock Appreciation Right Plan dated December 10, 2007 (1)

10.5	10.5	Geological Report from Minex Exploration, Inc. dated May 2008 (1)

10.6	10.6	Lease agreement between Trevenex Resources and Scott Wetzel dated January 1, 2008 (2)

10.7	10.7	Corporate Governance and Director’s Nominating Committee Charter (2)

10.8	10.8	Compensation Committee Charter (2)

10.9	10.9	Audit Committee Charter (2)

10.10	10.10	Corporate Governance Guidelines (2)

10.11	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on June 15, 2009)

10.12	10.2	Form of Debt Conversion to Shares of Restricted Common Stock (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on June 15, 2009)

10.13	10.1

Exclusive Marketing, Distribution and License Agreement between Trevenex Resources, Inc. and VyseTECH Asia Sdn Bhd dated March 15, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on March 16, 2010)

10.14	10.1

Exclusive Marketing, Distribution and License Agreement  between Info-Accent Sdn Bhd and VyseTECH Asia Sdn Bhd dated April 8, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on April 14, 2010)

10.15	10.2	Option to Purchase Agreement between Trevenex Resources, Inc. and VyseTECH Asia Sdn Bhd dated April 8, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on April 14, 2010)

10.16	10.1	Amendment to Exclusive Marketing, Distribution and License Agreement dated April 26, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 17, 2010)

10.17	10.1	Employment Contract between Chong Aik Fun and Info-Accent Sdn Bhd dated May 14, 2010(incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010)

10.18	10.2	Employment Contract between Wong Hon Kit and Info-Accent Sdn Bhd dated May 14, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010)

10.19	10.1	Form of Subscription Agreement between the Company and each subscriber (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.20	10.2	Form of Warrant Purchase Agreement and Warrant (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.21	10.3	Supplemental Agreement between Info-Accent Sdn Bhd and VyseTech Asia Sdn Bhd dated July 7, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.22	10.4	Form of Registration Rights Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.23	10.5	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 22, 2010)

10.24	10.6	Registration Rights Agreement dated July 7, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 22, 2010)

10.25	10.1	Form of Amended Registration Rights Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on August 4, 2010)

10.26	10.1	Purchase Agreement between Digital Kiosk Technologies Sdn Bhd and Info-Accent Sdn Bhd dated August 10, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on August 12, 2010)

10.27	10.1	Assignment Agreement between Mohd Aris Bernawi and Info-Accent Sdn Bhd dated September 1, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.28	10.2	Securities Purchase Agreement dated September 1, 2010 ( (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.29		10.3	Compensation Agreement between Global MobileTech, Inc. and Valerie Looi dated September 1, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.30		10.1	Letter Agreement between VyseTECH Asia Sdn Bhd and Global MobileTech, Inc. dated September 14, 2010 ( (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 17, 2010)

10.31		10.1

Cancellation Agreement and Mutual Release between VyseTECH Asia Sdn Bhd and Global MobileTech, Inc. dated March 14, 2011 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on March 17, 2011)

10.32		10.1	Patent Purchase Agreement between Info-Accent Sdn Bhd and Sunway Technology Development Limited dated June 27, 2011 (3)

10.33		10.2	Supplemental Agreement between Info-Accent Sdn Bhd and Sunway Technology Development Limited dated August 3, 2011 (3)

14.1		14.1	Code of Business Conduct and Ethics (2)

14.2		14.2	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (2)

21.1			List of Subsidiaries (3)

31.1			Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)

31.2			Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)

32.1			Section 1350 Certification of Chief Executive Officer (3)

32.2			Section 1350 Certification of Chief Financial Officer (3)

	(1)	Filed as an exhibit, numbered as indicated above, to the Registration Statement on Form S-1 (file no. 333-152358) filed on July 16, 2008, which exhibit is incorporated herein by reference.

	(2)	Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report (file no. 333-152358) filed on October 30, 2008, which exhibit is incorporated herein by reference.

	(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 12, 2011	GLOBAL MOBILETECH, INC

	By:	/s/ Aik Fun Chong
Name: Aik Fun Chong
Title: President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohd. Aris Bernawi	Chairman and Director	October 12, 2011
Mohd. Aris Bernawi

/s/ Aik Fun Chong	President & CEO (Principal Executive	October 12, 2011
Aik Fun Chong	Officer)

/s/ Hon Kit Wong Hon Kit Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	October 12, 2011

/s/ Valerie Hoi Fah Looi Valerie Hoi Fah Looi	Secretary and Director	October 12, 2011

/s/ Chee Hong Leong Chee Hong Leong	Director	October 12, 2011

/s/ Matthew J. Riedel Matthew J. Riedel	Director	October 12, 2011