Form 10-Q
period 2011-09-30
GLOBAL MOBILETECH, INC.
filed 2011-11-21
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

Yes [X]   No [   ]

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [   ]   No [X]

As of November 21, 2011, there were 4,706,251 shares of our common stock, $0.001 par value, issued and outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

September 30, 2011 and 2010

Index to Consolidated Financial Statements

(Unaudited)

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$ 26,394	$ 17,681
Accounts receivable, net	833,187	2,319,265
Total Current Assets	859,581	2,336,946
Property, Plant and Equipment:
Property, plant and equipment, at cost	2,778,166	2,910,781
(Less): Accumulated depreciation and amortization	379,995	252,596
Property, Plant and Equipment, net	2,398,171	2,658,185
Other Assets:
Patent (net of accumulated amortization of $146,986 ; $65,841)	3,218,784	3,460,594
Methodology & Technology Assignment (net of accumulated
amortization of $10,733 ; $8,650)	38,802	43,250
Deposit	8,369	-
Total Other Assets	3,265,955	3,503,844

Total Assets	$ 6,523,707	$ 8,498,975

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 1,359,738	$ 3,509,293
Accrued liabilities	127,835	85,602
Federal and other taxes on income	27,488	3,480
Patent payable	-	1,082,861
Due to related party	27,075	24,390
Total Current Liabilities	1,542,136	4,705,626
Non-Current Liabilities:
Non-current deferred income taxes	609,117	638,194
Total Non-Current Liabilities	609,117	638,194

Total Liabilities	2,151,253	5,343,820

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding on September 30,
2011 and June 30, 2011, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000
shares authorized; 4,706,251 and 3,652,816 shares issued and
outstanding in September 30, 2011 and June 30, 2011, respectively	4,707	3,653
Additional paid-in capital	2,725,187	1,672,805
Accumulated other comprehensive income (loss)	(140,547)	77,598
Accumulated income	1,783,107	1,401,099
Total Stockholders' Equity	4,372,454	3,155,155

Total Liabilities and Stockholders' Equity	$ 6,523,707	$ 8,498,975

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Three	For the Three
	Months ended	Months ended
	September 30,	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Revenues	$ 2,932,696	$ 8,054,126

(Less) : Cost of Goods Sold	2,070,294	6,807,718

Gross Profit	862,402	1,246,408

Expenses:
Professional fees	21,326	25,183
Depreciation and amortization	238,446	56,206
Sales and marketing	-	95,156
General and administrative - Other	195,100	178,658

Total Operating Expenses	454,872	355,203

Income from Operations	407,530	891,205

Other Income (Expense):
Gain on currency translation	29	-
Interest expense	-	(347)

Total Other Income (Expense)	29	(347)

Income Before Income Taxes	407,559	890,858

(Less) : Provision for income taxes:
Current	(25,550)	(156,223)
Deferred	-	-

Net Income	$ 382,009	$ 734,635

Comprehensive Income (Loss) :
Foreign currency translation adjustment	(218,145)	58,466

Total Comprehensive Income	$ 163,864	$ 793,101

Earnings Per Common Share:
Basic	$ 0.11	$ 0.36

Diluted	$ 0.11	$ 0.35

Weighted Average Number of Common Shares
Basic	3,633,026	2,043,537

Diluted	3,620,150	2,073,341

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	For the Three Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities:
Net income	$ 382,009	$ 734,635
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Income taxes	24,166	160,168
Depreciation and amortization	238,447	56,206
Common stock issued for services	-	61,453
Changes in assets and liabilities-
Deposit	(26,635)	1,000
Accounts receivable - Trade	1,380,412	(2,410,140)
Accounts payable - Trade	(1,992,198)	1,439,519
Accrued liabilities	(196,429)	(121,262)

Net Cash Used by Operating Activities	(190,228)	(78,421)

Investing Activities:
	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
(Repayment to) Proceeds from loan from related party	3,560	(1,459)
Proceeds from the issuance of notes payable	-	2,000
Proceeds from the issuance of common stock	53,436	32,213

Net Cash Provided by Financing Activities	56,996	32,754

Effect of Exchange Rate Changes	141,945	41,985

Net Increase (Decrease) in Cash	8,713	(3,682)

Cash - Beginning of Period	17,681	18,416

Cash - End of Period	$ 26,394	$ 14,734

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

 Global MobileTech, Inc. (“Global MobileTech”, “GMT” or the “Company”) is focused on the provision of mobile VoIP communications and mobile advertising solutions and services since April 2010. In July 2010, we expanded into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar photovoltaic (PV)-wind hybrid power generation applications (ii) the production of synthetic gas (“syngas”), bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of September 30, 2011 and September 30, 2010 and for the three months ended September 30, 2011 and 2010 are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011 and 2010 and the results of its operations and its cash flows for the three months ended September 30, 2011 and 2010. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the Company’s audited financial statements as of June 30, 2011, filed with the SEC for additional information, including significant accounting policies.

Basis of presentation

The financial information included herein is unaudited and has been prepared consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011. In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Trevenex Acquisitions, Inc. and Info-Accent Sdn Bhd. All significant intercompany balances and transactions have been eliminated in consolidation.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consists of the following at September 30, 2011 and June 30, 2011.

	As of September 30,	As of June 30,
	2011	2011

Computer Software	$2,144,093	$2,246,441
Plant and Machinery	632,502	662,694
Furniture	1,571	1,646
	2,778,166	2,910,781
Less : Accumulated Depreciation	379,995	252,596
	$2,398,171	$2,658,185

The depreciation expense recorded was $146,864 and $30,245 for the three months ended September 30, 2011 and 2010 respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

In July 2011, an existing stockholder exercised his warrant to purchase 2,000 unregistered shares of common stock at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $2,000.

On August 3, 2011, Info-Accent and Sunway Technology Development Limited or Sunway executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of the Company at $1.00 per share as full and final payment for the purchase price.  On August 5, 2011, the Company issued 1,000,000 restricted shares of its common stock to Sunway.

In August 2011, three existing stockholders exercised their warrants to purchase 51,435 unregistered shares of common stock at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $51,435.

Stock Option Plan

A summary of the status of the Company’s stock options as of September 30, 2011 and 2010; and changes during September 30, 2011 and 2010 is presented below:

	As of
	September 30,	September 30,
	2011	2010
Beginning of the period	160,000	-
Granted	-	-
Exercised	-	-
Cancelled	-	-
End of the period	160,000	-

Options exercisable at end of period	117,500	-
Options unexercisable at end of period	42,500	-

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Stock Option Plan (Continued)

As of September 30, 2011 and 2010, 830,000 and 1,000,000, respectively, of stock options were available for issuance under the 2007 Plan.

The following table summarizes information about options outstanding at September 30, 2011 and 2010.

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual Life	Exercise Price
As of September 30, 2011:
For directors and officers	160,000	0.7562	0.357
Total	160,000	0.7562	0.357

As of September 30, 2010:
For directors and officers	-	-	-
Total	-	-	-

As of September 30, 2011, these stock options were valued at 70% of the fair market value using the Black-Scholes option-pricing model that generated a total fair value of $57,120.

Warrants

A summary of the status of the Company’s warrants as of September 30, 2011 and September 30, 2010 and changes during 2011 and 2010 is presented below:

	As of
	September 30,	September 30,
	2011	2010
Beginning of the period	170,247	-
Granted	-	88,742
Exercised	53,435	-
Cancelled	-	-
End of the period	116,812	88,742

During the three months ended September 30, 2011, four accredited investors exercised their warrants to purchase 53,435 shares of the Company’s common stock at $1.00 per share resulting in gross proceeds to the Company of $53,435. As of September 30, 2011, 116,812 warrants remain outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $59,399. As of September 30, 2010, 88,742 warrants remain outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $92,895.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 4 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisitions, Inc. are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the three months ended September 30, 2011 and 2010, were as follows (assuming a 15 percent effective tax rate):

Three Months Ended
	September 30, 2011	September 30, 2010
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 3,560	$ 18,075
Change in valuation allowance	(3,560)	(18,075)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of September 30, 2011 and June 30, 2011 as follows:

	As of September 30, 2011	As of June 30, 2011

Loss carryforwards	$ 45,065	$ 41,505
Less - Valuation allowance	(45,065)	(41,505)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2011 and June 30, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011 and June 30, 2011, the Company had approximately $300,428 and $276,697, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 4 – INCOME TAXES (Continued)

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the three months ended September 30, 2011 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the three months ended September 30, 2011 and 2010, respectively, are as follows:

Three Months ended
	September 30, 2011	September 30, 2010
Current tax expense	$ 25,550	$ 156,223
Deferred tax expense	-	-

Provision for Malaysian income tax expense	$ 25,550	$ 156,223

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company owed Mr. Mohd. Aris Bernawi, the Chairman of the Company, $17,374. The amount due to Aris was to compensate the Chairman for out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

As of September 30, 2011, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company $9,701. The amount due to Valerie Looi was for general and administration expenses paid by Valerie Looi on behalf of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

NOTE 6 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

For the three months ended September 30, 2011 and 2010, two customers and three customers, respectively accounted for the trade accounts receivable.  Credit concentration in the form of accounts receivables at September 30, 2011 and 2010 were as follows:

	Net Sales
	for the three months ended
	September 30, 2011	September 30, 2010
Customer A	-	13.5%
Customer B	-	10.8%
Customer C	-	10.0%
Customer D	45.7%	-
	45.7%	34.3%

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 6 - SIGNIFICANT CONCENTRATION AND CREDIT RISK (Continued)

Vendor Concentration

For the three months ended September 30, 2011 and 2010, three vendors and five vendors, respectively accounted for cost of goods sold. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required.  Vendor concentration for the three months ended September 30, 2011, and 2010 were as follows:

	Net Purchases
	for the three months ended
	September 30, 2011	September 30, 2010
Vendor A	-	17.7%
Vendor B	-	15.3%
Vendor C	-	15.2%
Vendor D	-	12.5%
Vendor E	-	11.3%
Vendor F	41.0%	-
Vendor G	35.8%	-
Vendor H	19.6%	-
	96.4%	72.0%

NOTE 7 - SEGMENT INFORMATION

The Company manages its business and aggregates its operational and financial information in accordance with two operating segments; namely (i) mobile VoIP communications and mobile advertising; and (ii) renewable energy.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 7 - SEGMENT INFORMATION (Continued)

	For the Three Months Ended
	September 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
Mobile VoIP Communications and Mobile Advertising	$803,933	27%	$5,860,044	73%
Renewable Energy	2,128,763	73%	2,194,082	27%
	$2,932,696	100%	$8,054,126	100%

	Cost of Sales	% of Cost of Sales	Cost of Sales	% of Cost of Sales

Mobile VoIP Communications and Mobile Advertising	$332,204	16%	$5,052,579	74%
Renewable Energy	1,738,090	84%	1,755,139	26%
	$2,070,294	100%	$6,807,718	100%

	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$471,729	55%	$807,465	65%
Renewable Energy	390,673	45%	438,943	35%
	$862,402	100%	$1,246,408	100%

	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$126,326	31%	$503,747	57%
Renewable Energy	281,233	69%	387,111	43%
	$407,559	100%	$890,858	100%

	As of	As of
	September 30, 2011	June 30, 2011
Segment assets
Mobile VoIP Communications and Mobile Advertising	$5,531,817	$7,826,165
Renewable Energy	991,890	672,810
	$6,523,707	$8,498,975

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The amended guidance results in a change in the procedures for assessing goodwill impairment and will not have an impact on the Company’s financial position and results of operations.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has concluded that there is no event to be reported.

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

 (i) Renewable Energy

We generate revenues from services we render to our customers that include (i) the provision of consultancy services for the design and integration of solar PV-wind hybrid power generation applications (ii) the production of syngas, bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of a syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

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

(ii)  Mobile VoIP Communications and Mobile Advertising Services

We provide a proprietary platform that enables our customers to sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, which we call channel partners and private label partners, are marketers/advertisers who we have selected and train and to whom we grant an exclusive territory in which they operate. Our customers pay us a fee to utilize our licensed proprietary platform within their exclusive territory.

We provide our customers with access to mobile advertising content via our proprietary platform, as well as multimedia content production services which our customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. We utilize some of that fee revenue to purchase VoIP call capacity from VyseTech Asia Sdn Bhd (“VTA”), which we provide to our customers (the private label partners) to make available to registered mobile phone users.

We generate revenues from sale of our mobile VoIP communications and mobile advertising solutions; as well as MobiCAST and MobiREWARDS programs to our private label partners. We also generate revenues from license fee payments by our existing customers for the use of our proprietary platform as well as fees for providing maintenance and monitoring services that include monitoring users’ response to advertisements and communicating such responses to advertisers.

Results of Operations

Our revenue for the three months ended September 30, 2011 was $2,932,696 comprising of $803,933 from mobile VoIP and mobile advertising services and $2,128,763 generated from renewable energy applications. Our earnings were $0.11 per share and net income before tax was $407,559 with $126,326 from mobile VoIP and mobile advertising and $281,233 from renewable energy.

The following table sets forth the consolidated statements of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended
Statement of Operations Data	September 30, 2011	September 30, 2010
Revenues	$2,932,696	$8,054,126
Cost of goods sold	2,070,294	6,807,718
Gross profit	862,402	1,246,408

Operating expenses :
Professional fees	21,326	25,183
Depreciation and amortization	238,446	56,206
Sales and marketing	-	95,156
General and administration - other	195,100	178,658
Total operating expenses	454,872	355,203

Income from operations	407,530	891,205
Other expenses :
Interest expense	-	347
Others	29	-

Provision for income taxes	25,550	156,223
Net income	$382,009	$734,635

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenues

Operating Segment Revenue

The following table sets forth the revenue and percentage of revenue attributable to each of our two operating segments.

	For the Three Months Ended
	September 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
Mobile VoIP Communications and Mobile Advertising	$803,933	27.4%	$5,860,044	72.8%
Renewable Energy	2,128,763	72.6%	2,194,082	27.2%
	$2,932,696	100.0%	$8,054,126	100.0%

All revenues were generated by our Malaysian subsidiary, Info-Accent. For the three months ended September 30, 2011, our total revenues were $2,932,696 comprising primarily license fees compared to $8,054,126 derived primarily from the sale of our mobile VoIP communications and mobile advertising solution.  For the three months ended September 30, 2011 and 2010, our mobile VoIP communications and mobile advertising segment accounted for 27.4% and 72.6%, respectively, of our total revenues while our renewable energy segment accounted for 72.8% and 27.2%, respectively, of our total revenues for the same period.

Customers Concentration

Customer concentration based on revenue contribution for the three months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2011	September 30, 2010
Mobile VoIP and Mobile Advertising
Customer A	-	13.6%
Customer B	-	10.1%

Renewable Energy
Customer C	20.2%	-
Customer D	19.4%	-
Customer E	19.3%	-
Customer F	13.7%	-
	72.6%	23.7%

We have increased our marketing efforts to reduce our reliance on the four significant customers from our renewable energy segment that contribute in excess of 70% of our total revenues.  If we are unable to retain any of these four significant customers, it will have a material effect on our results of operations and financial condition.

Geographic Information	For the Three Months Ended
	September 30,
	2011		2010
	*Revenue	% of Revenue	Revenue	% of Revenue

Malaysia
Mobile VoIP Communications and Mobile Advertising	$637,832	21%	$5,579,626	69%
Renewable Energy	2,128,762	73%	2,194,082	28%
	$2,766,594	94%	$7,773,708	97%

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$166,102	6%	$280,418	3%
Renewable Energy	-	-	-	-
	$2,932,696	100%	$8,054,126	100%

 * Revenues are attributed to geographical location of our respective customers.

For the three months ended September, 2011, $2,766,594 or 94% was derived from the services rendered to our customers in Malaysia, while $166,102 or 6% was derived from services rendered to our private label partner customer in Hong Kong. For the three months ended September, 2010, $7,773,708 or 97% was derived from the services rendered to our customers in Malaysia, while $280,418 or 3% was derived from services rendered to our private label partner customer in Hong Kong.

For the three months ended September 30, 2011, out of the $2,766,594 of our revenue generated from our customers in Malaysia, $637,832 was derived from mobile VoIP communications and mobile advertising business segment and $2,128,762 was derived from our renewable energy business segment. For the three months ended September 30, 2010, out of the $7,773,708 of our revenue generated from our customers in Malaysia, $5,579,626 was derived from mobile VoIP communications and mobile advertising business segment and $2,194,082 was derived from our renewable energy business segment

Cost of Goods Sold

	For the Three Months Ended
	September 30,
	2011		2010
	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$332,204	16%	$5,052,579	74%
Renewable Energy	1,738,090	84%	1,755,139	26%
	$2,070,294	100%	$6,807,718	100%

For the three months ended September 30, 2011, total cost of goods sold was $2,070,294 comprising of $332,204 for mobile VoIP communications and mobile advertising business segment and $1,738,090 for our renewable energy business segment. For the three months ended September 30, 2010, total cost of goods sold was $6,807,718 comprising of $5,052,579 for mobile VoIP communications and mobile advertising business segment and $1,755,139 for our renewable energy business segment. The decrease in cost of goods sold was attributed to a decrease in revenues generated from our mobile VoIP communications and mobile advertising contracts. The cost associated to our licensing revenue consist primarily the support, monitoring and maintenance of our patent. The cost pertaining to the support, monitoring and maintenance of our patent are generally lower than the cost to develop and program solutions for mobile VoIP and mobile advertising.

Vendor Concentration

Vendor concentration based on cost of goods sold for the three months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended	For the Three Months Ended
	September 30, 2011	September 30, 2010
Mobile VoIP and Mobile Advertising
Vendor A	-	18.8%
Vendor B	-	14.9%
Vendor C	-	12.4%
Vendor D	-	12.1%
Vendor E	16.0%

Renewable Energy
Vendor F	47.1%	12.9%
Vendor G	36.9%	12.9%
	100.0%	84.0%

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

Gross Profit

For the three months ended September 30, 2011, our total gross profit was $862,402 that included $471,729 from our mobile VoIP communications and mobile advertising business segment and $390,673 from our new renewable energy business segment. The gross margin as a percentage of revenue was 29.4% for the three months ended September 30, 2011. For the three months ended September 30, 2011, our mobile VoIP communications and mobile advertising business segment generated a gross profit margin of  58.68% while our new renewable energy business segment generated 18.35%.

For the three months ended September 30, 2010, our total gross profit was $1,246,408 that included $807,465 from our mobile VoIP communications and mobile advertising business segment and $438,943 from our renewable energy business segment. The gross margin as a percentage of revenue was 15.5% for the three months ended September 30, 2010. For the three months ended September 30, 2010, our mobile VoIP communications and mobile advertising business segment generated a gross profit margin  13.78% while our  renewable energy business segment  generated 20.01%.

Following the acquisition of the U.S. patent # 8,005,057 on June 27, 2011, the Company began licensing its proprietary platform which generated a higher gross profit margin of 58.68% compared to 13.78% that was generated from the sale of the  mobile VoIP communications and mobile advertising solution.

Operating expenses

Our total operating expenses for the three months ended September 30, 2011 were $454,872 compared to $355,203 for the three months ended September 30, 2010. The increase of $99,699 was attributed primarily to an increase in general and administration expenses of $16,442 and depreciation and amortization of $182,240.

For the three months ended September 30, 2011, general and administrative expenses were $195,100 compared to $178,658 for the three months ended September 30, 2010. The increase in general and administrative expenses was primarily attributable to development cost of $116,637, administration and clerical costs of $29,898, and payroll of $19,859.

For the three months ended September 30, 2011, we did not incur any sales and marketing expenses. For the three months ended September 30, 2010, we incurred sales and marketing expenses of $95,156 relating to the promotion and marketing of Info-Accent's mobile VoIP communications and mobile advertising services in Asia.

Provision for Income Taxes

For the three months ended September 30, 2011 and 2010, Info-Accent recorded an income tax provision of $25,550 and $156,223, respectively. In 2011 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by affecting a 100% valuation allowance on the potential benefit as per ASC Topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income

For the three months ended September 30, 2011, net income was $382,009 compared to $734,635 for three months ended September 30, 2010. The decrease in net income was attributable to the decrease in turnover and increase in depreciation and amortization

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $26,394. For the three months ended September 30, 2011, operations were primarily funded from internally generated funds.

Operating activities. Operating activities used net cash of $190,217 and $78,421 during the three months ended September 30, 2011 and 2010, respectively. Net cash used in operating activities during the three months ended September 30, 2011 was primarily attributed to a decrease in accounts receivable of $1,380,412, decreased noncash adjustments of $262,613, and offset by a decrease in accounts payable amounting to $1,992,198, decreased accrued liabilities of $196,429 and net income of $382,009. Net cash used in operating activities during the three months ended September 30, 2010 was primarily attributed to an increase in accounts receivable of $2,410,140, decreased noncash adjustments of $277,827, and offset by an increase in accounts payable amounting to $1,439,519, decreased accrued liabilities of $121,262 and net income of $734,635.

Investing activities. There was no investing activity during the three months ended September 30, 2011 and 2010.

Financing activities. Cash generated from financing activities during the three months ended September 30, 2011 of $56,996 resulted from proceeds received from our existing stockholders who exercised their warrants to purchase our common stock totaling $53,436, at an exercise price of $1.00 per share and advances by Mohd Aris Bernawi and Valerie Looi totaling $3,560. Cash generated from financing activities during the three months ended September 30, 2010 of $32,754 resulted from proceeds received from the private placement of our common stock totaling $32,213, a promissory note of $2,000 that we issued to our former officer, Raymond Kuh, and advances by Mohd Aris Bernawi and Valerie Looi totaling $1,459.

We need to expend approximately $15.0 million over the next year in costs related to the implementation of a 200 tons/day biofuel (syngas, bio-oil and biochar) production plant integrated with a 10MW syngas-to-electricity generation plant. Production of the syngas, bio-oil and biochar; and generation of electricity is expected to commence during the third quarter of fiscal 2012. The biofuel production and power generation plant will lay the foundation for expansion beyond 2012 by showcasing our capabilities; and attracting potential investors and joint venture partners into establishing further plants in Malaysia, Indonesia and Thailand. These three countries have an abundant supply of biomass feedstock and governments providing investment incentives to implement renewable energy projects.

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

==========

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2011, the Company issued 2,000 shares of its common stock to an existing shareholder who exercised his warrant to purchase 2,000 unregistered shares of common stock at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $2,000. The Company intends to use the proceeds for its working capital. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

On August 3, 2011, Info-Accent and Sunway Technology Development Limited or Sunway executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of the Company at $1.00 per share as full and final payment for the purchase of the patent.  On August 5, 2011, the Company issued 1,000,000 restricted shares of its common stock to Sunway.  The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

In August 2011, the Company issued 51,435 shares of its common stock to three existing shareholders who exercised their warrants to purchase 51,435 unregistered shares of common stock at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $51,435. The Company intends to use the proceeds for its working capital. The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  REMOVED AND RESERVED

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global MobileTech, Inc.

November 21, 2011	By:	/s/ Aik Fun Chong
Aik Fun Chong President and Chief Executive Officer (Principal Executive Officer)

November 21, 2011	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)