Form 10-Q
period 2011-12-31
GLOBAL MOBILETECH, INC.
filed 2012-02-21
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2011

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

Yes [   ]   No [X]

As of February  21, 2012, there were 5,446,991 shares of our common stock, $0.001 par value, issued and outstanding.

PRELIMINARY COMMENTS

As used in this report, the pronouns “we”, “us”, “our” and equivalent pronouns refer to Global MobileTech, Inc. and our consolidated subsidiaries.  As used in the financial statements which are a part of this report, the “Company” and “GMT” refers to Global MobileTech, Inc. and our consolidated subsidiaries. The pronoun “it” refers to the person, party or thing antecedent in the sentence or paragraph.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

December 31, 2011 and 2010

Index to Consolidated Financial Statements

(Unaudited)

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND JUNE 30, 2011

ASSETS
	December 31,	June 30,
	2011	2011
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$ 15,010	$ 17,681
Accounts receivable, net	2,490,210	2,319,265
Total Current Assets	2,505,220	2,336,946

Property, Plant and Equipment:
Property, plant and equipment	2,787,713	2,910,781
Less - Accumulated depreciation and amortization	(520,687)	(252,596)
Property, Plant and Equipment, net	2,267,026	2,658,185

Other Assets:
Patent (net of accumulated amortization of $231,925; $65,841)	3,145,413	3,460,594
Patent & Technology License Agreement (net of accumulated amortization of $2,500; $0)	597,500	-
Methodology & Technology Assignment (net of accumulated amortization of $13,255 ; $8,650)	36,450	43,250
Deposit	8,398	-
Total Other Assets	3,787,761	3,503,844

Total Assets	$ 8,560,007	$ 8,498,975

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 1,936,987	$ 3,509,293
Accrued liabilities	195,307	85,602
Federal and other taxes on income	78,237	3,480
Patent payable	-	1,082,861
License agreement payable	200,000	-
Due to related party	47,565	24,390

Total Current Liabilities	2,458,096	4,705,626

Non-Current Liabilities
Non-current deferred income taxes	611,211	638,194
Non-Current Liabilities	611,211	638,194

Total Liabilities	3,069,307	5,343,820

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares
issued or outstanding in December 31, 2011 and June 30, 2011, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,446,991 and
3,652,816 shares issued and outstanding in December 31, 2011 and June 30,2011, respectively	5,447	3,653
Additional paid-in capital	3,465,187	1,672,805
Accumulated other comprehensive income (loss)	(138,331)	77,598
Accumulated income	2,158,397	1,401,099
Total Stockholders' Equity	5,490,700	3,155,155

Total Liabilities and Stockholders' Equity	$ 8,560,007	$ 8,498,975

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

	For the Three	For the Three	For the Six	For the Six
	Months ended	Months ended	Months ended	Months ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 4,378,157	$ 8,183,586	$ 7,310,853	$ 16,237,712

Cost of Goods Sold	(3,092,296)	(6,916,394)	(5,162,590)	(13,724,112)

Gross Profit	1,285,861	1,267,192	2,148,263	2,513,600

Expenses:
Professional fees	26,565	21,183	47,891	46,366
Depreciation and amortization	230,395	62,032	468,841	118,238
Sales and marketing	194,913	192,452	194,913	287,608
General and administrative - Other	407,069	261,178	602,144	439,840
Total operating expenses	858,942	536,845	1,313,789	892,052

Income from Operations	426,919	730,347	834,474	1,621,548

Other (Expense):
Interest expense	-	(230)	-	(577)
Loss on disposal of mining claims	-	(21,211)	-	(21,211)
Total other (expense)	-	(21,441)	-	(21,788)

Income Before Income Taxes	426,919	708,906	834,474	1,599,760

Provision for income taxes:
Current	(51,628)	(248,114)	(77,176)	(404,337)
Deferred	-	-	-	-

Net Income	$ 375,291	$ 460,792	$ 757,298	$ 1,195,423

Comprehensive Income:
Foreign currency translation adjustment	2,216	9,445	(215,929)	70,046

Total Comprehensive Income	$ 377,507	$ 470,237	$ 541,369	$ 1,265,469

Earnings Per Common Share:
Basic	$ 0.08	$ 0.15	$ 0.19	$ 0.49
Diluted	$ 0.07	$ 0.14	$ 0.18	$ 0.47

Weighted Average Number of Common Shares Outstanding:
Basic	4,712,339	3,144,390	4,030,679	2,447,719
Diluted	5,042,586	3,235,138	4,311,064	2,527,170

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

	For the Six Months Ended
	December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities:
Net income	$ 757,298	$ 1,195,423
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Income taxes	77,176	404,337
Depreciation and amortization	468,841	118,238
Common stock issued for services	-	271,002
Changes in assets and liabilities-
Deposit	(26,635)	1,000
Accounts receivable - Trade	(269,004)	(2,665,586)
Accounts payable - Trade	(1,426,113)	706,018
Accrued liabilities	(153,790)	(107,825)

Net Cash Used by Operating Activities	(572,227)	(77,393)

Investing Activities:

Net Cash Used in Investing Activities	-	-

Financing Activities:
(Repayment to) Proceeds from loan from related party	23,987	(3,217)
Proceeds from the issuance of notes payable	-	(20,000)
Proceeds from the issuance of common stock	53,436	97,332

Net Cash Provided by Financing Activities	77,423	74,115

Effect of Exchange Rate Changes	492,133	59,997

Net Increase (Decrease) in Cash	(2,671)	56,719

Cash - Beginning of Period	17,681	18,416

Cash - End of Period	$ 15,010	$ 75,135

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc. (“Global MobileTech”, “GMT” or the “Company”) has focused on the provision of mobile voice over internet protocol ("VoIP") communications and mobile advertising solutions and services since April 2010. In July 2010, we expanded into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar photovoltaic (PV)-wind hybrid power generation applications (ii) the production of synthetic gas (“syngas”), bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of December 31, 2011 and December 31, 2010 and for the three months and six months ended December 31, 2011 and 2010 are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of the Company’s financial position at December 31, 2011 and 2010 and the results of its operations and its cash flows for the six months ended December 31, 2011 and 2010. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). Refer to the Company’s audited financial statements as of June 30, 2011, filed with the SEC for additional information, including significant accounting policies.

Basis of presentation

The financial information included herein is unaudited and has been prepared consistent with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011. In the opinion of management, these interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of results for the interim period presented. The results of operations for the three months and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Trevenex Acquisitions, Inc. and Info-Accent Sdn Bhd ("Info-Accent"). All significant intercompany balances and transactions have been eliminated in consolidation.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consists of the following at December 31, 2011 and June 30, 2011.

	At December 31,	At June 30,
	2011	2011

Computer Software	$ 2,151,462	$ 2,246,441
Plant and Machinery	634,675	662,694
Furniture	1,576	1,646
	2,787,713	2,910,781
Less : Accumulated Depreciation	520,687	252,596
	$ 2,267,026	$ 2,658,185

The depreciation expense recorded was $287,229 and $64,444 for the six months ended December 31, 2011 and 2010, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

In July 2011, an existing stockholder exercised his warrant to purchase 2,000 unregistered shares of common stock at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $2,000.

On August 3, 2011, Info-Accent and Sunway Technology Development Limited (“Sunway”) executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of the Company at $1.00 per share as full and final payment for the purchase price.  On August 5, 2011, the Company issued 1,000,000 restricted shares of its common stock to Sunway.

In August 2011, three existing stockholders exercised their warrants to purchase 51,435 unregistered shares of common stock at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $51,435.

On December 15, 2011, the Company entered into a Patent and Technology License Agreement with Soon Hock Lim (“SHL”).  The provisions of the Agreement require GMT to make a onetime only license fee payment to SHL in the amount of $600,000, within 30 days of the execution of the License Agreement. SHL agreed to accept 740,740 shares of GMT’s common stock at $0.54 per share for $400,000 in the aggregate and cash payment of $200,000, in lieu of the original payment of $600,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Stock Option Plan (Continued)

A summary of the status of the Company’s stock options at December 31, 2011 and 2010; and June 30, 2011; and changes during December 31, 2011 and 2010 and June 30, 2011 is presented below:

	At
	December 31,	December 31,	June 30,
	2011	2010	2011
Beginning of the period	160,000	-	-
Granted	-	170,000	170,000
Exercised	-	-	(10,000)
Cancelled	-	-	-
End of the period	160,000	170,000	160,000

Options exercisable at end of period	160,000	-	75,000
Options unexercisable at end of period	-	170,000	85,000

As of December 31, 2011 and 2010, stock options available for issuance under the 2007 Plan remained at 830,000.

The following table summarizes information about options outstanding at December 31, 2011 and 2010.

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual Life	Exercise Price
At December 31, 2011:
For directors and officers	160,000	1.000	0.289
Total	160,000	1.000	0.289

At December 31, 2010:
For directors and officers	170,000	0.0082	1.0499
Total	170,000	0.0082	1.0499

As of December 31, 2011 and 2010, these stock options were valued at 70% of the fair market value using the Black-Scholes option-pricing model that generated a total fair value of $46,288 and $178,491, respectively.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants

A summary of the status of the Company’s warrants as of December 31, 2011 and 2010, and changes during 2011 and 2010 is presented below:

	At
	December 31	December 31,
	2011	2010
Beginning of the period	170,247	72,635
Granted	-	47,415
Exercised	53,435	-
Cancelled	-	-
End of the period	116,812	120,050

Weighted average exercise price (Black-Scholes pricing)	0.5386	1.0468

During the six months ended December 31, 2011, four accredited investors exercised their warrants to purchase 53,435 shares of the Company’s common stock at $1.00 per share resulting in gross proceeds to the Company of $53,435. As of December 31, 2011, 116,812 warrants remained outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $62,915. As of December 31, 2010, 120,050 warrants remained outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $125,668.

NOTE 4 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisitions, Inc. are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the six months ended December 31, 2011 and 2010, were as follows (assuming a 15 percent effective tax rate):

Six Months Ended
	December 31,	December 31,
	2011	2010

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 59,598	$ 53,662
Change in valuation allowance	(59,598)	(53,662)

Total deferred tax provision	$ -	$ -

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 4 – INCOME TAXES (Continued)

United States income tax (Continued)

The Company had deferred income tax assets as of December 31, 2011 and June 30, 2011 as follows:

	At	At
	December 31,	June 30,
	2011	2011

Loss carryforwards	$ 101,103	$ 41,505
Less - Valuation allowance	(101,103)	(41,505)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended December 31, 2011 and June 30, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011 and June 30, 2011, the Company had approximately $674,014 and $276,697, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the six months ended December 31, 2011 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the six months ended December 31, 2011 and 2010, respectively, are as follows:

	Six Months ended
	December 31,	June 30,
	2011	2011

Current tax expense	$ 77,176	$ 3,426
Deferred tax expense	-	625,655

Provision for Malaysian income tax expense	$ 77,176	$ 629,081

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Company owed Mohd. Aris Bernawi, the Chairman of the Company, $11,637. The amount due to Mr. Aris was to compensate the Chairman for out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

As of December 31, 2011, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company, $35,928. The amount due to Ms. Looi was for general and administration expenses paid on behalf of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

NOTE 6 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

For the period ended December 31, 2011 and 2010, five and two customers, respectively, accounted for the trade accounts receivable. Credit concentration in the form of accounts receivables at December 31, 2011 and 2010 were as follows:

	For the period ended
	December 31,
	2011	2010
Customer A	14%	17%
Customer B	12%	14%
Customer C	15%	-
Customer H	10%	-
Customer M	26%	-
	77%	31%

Vendor Concentration

For the period ended December 31, 2011 and 2010, three and five vendors, respectively, accounted for cost of goods sold. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required. Vendor concentration for the six months ended December 31, 2011 and 2010 were as follows:

	For the period ended
	December 31,
	2011	2010
Vendor A	21%	17%
Vendor B	-	20%
Vendor C	-	15%
Vendor D	-	15%
Vendor G	26%	-
Vendor H	31%	12%
	78%	79%

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 7 - SEGMENT INFORMATION

The Company manages its business and aggregates its operational and financial information in accordance with two operating segments; namely (i) mobile VoIP communications and mobile advertising; and (ii) renewable energy.

Although the Company is able to track revenues by sales channel, the management, allocation of resources, analysis and reporting of expenses is presented on a combined basis, at the reportable segment level. Contribution margin is defined as net revenue less cost of sales and total operating expenses.

The following table sets forth the revenue and percentage of revenue attributable to each of the Company's operating segments.

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2011		2010		2011		2010
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$2,071,680	47%	$5,864,895	72%	$2,875,613	39%	$11,724,939	72%
Renewable Energy	2,306,477	53%	2,318,691	28%	4,435,240	61%	4,512,773	28%
	$4,378,157	100%	$8,183,586	100%	$7,310,853	100%	$16,237,712	100%

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$1,295,968	42%	$5,061,633	73%	$1,628,172	32%	$10,114,212	74%
Renewable Energy	1,796,328	58%	1,854,761	27%	3,534,418	68%	3,609,900	26%
	$3,092,296	100%	$6,916,394	100%	$5,162,590	100%	$13,724,112	100%

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$775,712	60%	$803,262	63%	$1,247,441	58%	$1,610,727	64%
Renewable Energy	510,149	40%	463,930	37%	900,822	42%	902,873	36%
	$1,285,861	100%	$1,267,192	100%	$2,148,263	100%	$2,513,600	100%

Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$207,300	49%	$526,332	74%	$333,303	40%	$1,030,075	64%
Renewable Energy	219,619	51%	182,574	26%	501,171	60%	569,685	36%
	$426,919	100%	$708,906	100%	$834,474	100%	$1,599,760	100%

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 7 - SEGMENT INFORMATION  (Continued)

	At
	December 31,2011	June 30, 2011
Segment assets
Mobile VoIP Communications and Mobile Advertising	$7,117,040	$7,826,165
Renewable Energy	1,442,967	672,810
	8,560,007	8,498,975

NOTE 8 – PATENT PURCHASE

On June 27, 2011, Info-Accent, a wholly owned subsidiary of GMT, entered into a Patent Purchase Agreement with Sunway Technology Development Limited (“Sunway”) to purchase the entire right, title and interest in and to the patent rights under U.S. patent # 8,005,057 entitled “Data communications between short-range enabled wireless devices over networks and proximity marketing to such devices” for a total consideration of $3.5 million. Pursuant to the Patent Purchase Agreement, Sunway received net payment of $3.0 million after setting off a sum of $0.5 million previously paid by Info-Accent to VyseTech Asia Sdn Bhd (a wholly owned subsidiary of Sunway) as a one-time license fee. The purchase consideration of $3.0 million was a combination of $2.0 million cash and issuance of 1.0 million unregistered shares of our common stock at $1.00 per share.

As of June 30, 2011 the Company owed Sunway $1,082,861 and as of December 31, 2011, the amount outstanding had been fully paid.

NOTE 9 - PATENT AND TECHNOLOGY LICENSE AGREEMENT

On December 15, 2011, GMT entered into a Patent and Technology License Agreement (the “License Agreement”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to grant GMT non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines and Indonesia. The provisions of the agreement require GMT to make a onetime only license fee payment to SHL in the amount of $600,000, within 30 days of the execution of the License Agreement. In addition to the onetime only payment, we will be required to pay a royalty equivalent to one percent (1%) of GMT’s gross sales which will be due and payable on or before each anniversary of the effective date of the Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher.  The royalty will remain in perpetuity and continue to be paid beyond the life of any patent. SHL agreed to accept 740,740 shares of GMT common stock at $0.54 per share for $400,000 in the aggregate and cash payment of $200,000, in lieu of the original payment of $600,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL.

NOTE 10 – FOREIGN CURRENCY TRANSLATION

The functional currency of our foreign subsidiary, Info-Accent is Ringgit Malaysia (“RM”). Assets and liabilities are translated from RM into U.S. dollars at the exchange rates prevailing at the balance sheet date. Foreign currency income and expense are re-measured at average exchange rates in effect during the period. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur. Foreign currency translations are included in other comprehensive income class.

The reporting currency of the Company is United States dollars ("US$"). In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, " Translation of Financial Statement ", using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 10 - FOREIGN CURRENCY TRANSLATION (Continued)

Translation of amounts from RM into US$ has been made at the following exchange rates for the six months ended December 31, 2011 and 2010:

	2011	2010
December 31 - RM: US$ exchange rate	3.0783	3.0851
Reporting period average - RM: US$ exchange rate	3.1717	3.1433

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements (ASC 820) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-04 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted of the amended guidance are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 to Topic 350, Intangibles - Goodwill and Other. ASU 2011-08 amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The amended guidance results in a change in the procedures for assessing goodwill impairment and will not have an impact on the Company’s financial position and results of operations.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

(Unaudited)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2011, the FASB issued amended ASU 2011-09, Compensation-Retirement- Benefit-Multiemployer Plans (Subtopic 715-80) relates to an employer’s participation in a multiemployer pension and other postretirement benefit plans to require that employers provide additional quantitative and qualitative disclosures for these types of plans. The amended guidance is effective for us on a retrospective basis commencing in the fourth quarter of 2012. Earlier adoption is permitted. The provisions of ASU 2011-09, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued disclosure guidance ASU 2011-10, Property, Plant and Equipment (Topic 360) – Derecognition of in Substance Real Estate related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements for recognized financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. The provisions of ASU 2011-10, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued disclosure guidance ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. The provisions of ASU 2011-11, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued disclosure guidance ASU 2011-12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. In order to defer only those changes in ASU 2011-05 that relates to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 12 - SUBSEQUENT EVENT

In January 2012, GMT has fully paid the remaining balance of $200,000 due and payable under the Patent and Technology License Agreement.

[Remainder of page left blank.]

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the SEC. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “continue”, “intend”, “should”, “would”, “could”, “may”, “will”, “in the event”, "will likely result" and other similar words, use of future tense and absence of assurance that convey uncertainty regarding future events or outcomes and to identify these forward-looking statements. Such statements are qualified in their entirety by reference to and should be considered in the context of certain important factors that could cause actual results to differ materially from such forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

The financial information set forth in the following discussion should be read in conjunction with the Company’s consolidated financial statements included elsewhere herein.

Overview

The Company was organized under the laws of the state of Nevada in December 2007.  It now has two operating segments: (i) mobile VoIP communications and mobile advertising services and (ii) renewable energy, as described below.

(i)  Mobile VoIP Communications and Mobile Advertising Services

We provide a proprietary platform that enables our customers to sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, who we call channel partners and private label partners, are marketers/advertisers who we have selected and trained and to whom we grant an exclusive territory in which they operate. Our customers pay us a fee to utilize our licensed proprietary platform within their exclusive territory.

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

We generate revenues from sale of our mobile VoIP communications and mobile advertising solutions; as well as MobiCAST and MobiREWARDS programs to our channel partners and private label partners. We also generate revenues from license fee payments by our existing customers for the use of our proprietary platform as well as fees for providing maintenance and monitoring services that include monitoring users’ response to advertisements and communicating such responses to advertisers.

On December 15, 2011, we entered into a Patent and Technology License Agreement (the “License Agreement”) with Soon Hock Lim (”SHL”) pursuant to which SHL agreed to grant us non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines and Indonesia.  The License Agreement relates to how data stored in an array of protocols are converted and seamlessly integrated into value-added solutions in different formats and transmitted to mobile phones.

Our mobile advertising platform is driven by the combined methodologies of our patent which we acquired in June 2011 and the License Agreement. Our platform provides the essential business logic, platform intelligence and central management that drives the platform and enables the application of flexible business models. We have achieved our objective by integrating our platform with internal and external enablers that are embedded in our advertising server (ad server). Our platform enables the conversion of media (text, voice, video and graphics) into value-added solutions in different protocols and formats that are seamlessly integrated for transmission to mobile phones.

(ii) Renewable Energy

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

The incentives and liberal policies for producing renewable energy in Malaysia, Thailand and Indonesia have encouraged more companies to be involved in biomass power generation. The increased demand for production equipment to meet the requirements for renewable energy and limited suppliers of such equipment has caused the price of production equipment to increase between 30-35% during the past six months. The higher price is expected to remain firm during the next twelve months. Arising from this development, we have decided to hold in abeyance our entry into the production of biomass energy (syngas, bio-oil and torrefied wood) for the next twelve months. We will monitor the market conditions and decide whether the project is commercially viable to implement in Malaysia at the end of the twelve -month period.

Results of Operations

The following table summarizes the consolidated statements of operations for the three and six months ended December 31, 2011 and 2010:

Statement of Operation Data
	For the Three		For the Six
	Months ended		Months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 4,378,157	$ 8,183,586	$ 7,310,853	$ 16,237,712

Cost of Goods Sold	(3,092,296)	(6,916,394)	(5,162,590)	(13,724,112)

Gross Profit	1,285,861	1,267,192	2,148,263	2,513,600

Expenses:
Professional fees	26,565	21,183	47,891	46,366
Depreciation and amortization	230,395	62,032	468,841	118,238
Sales and marketing	194,913	192,452	194,913	287,608
General and administrative - Other	407,069	261,178	602,144	439,840

Total operating expenses	858,942	536,845	1,313,789	892,052

Income from Operations	426,919	730,347	834,474	1,621,548

Other (Expense):
Interest expense	-	(230)	-	(577)
Loss on disposal of mining claims	-	(21,211)	-	(21,211)

Total other (expense)	-	(21,441)	-	(21,788)

Income Before Income Taxes	426,919	708,906	834,474	1,599,760

Provision for income taxes:
Current	(51,628)	(248,114)	(77,176)	(404,337)
Deferred	-	-	-	-

Net Income	$ 375,291	$ 460,792	$ 757,298	$ 1,195,423

Comprehensive Income:
Foreign currency translation adjustment	2,216	9,445	(215,929)	70,046

Total Comprehensive Income	$ 377,507	$ 470,237	$ 541,369	$ 1,265,469

Revenues

Operating Revenue for the Three and Six Months Ended December 31, 2011

The following table sets forth the revenue and percentage of revenue attributable to each of our two operating segments.

	For the Three Months Ended
	December 31,
	2011		2010
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$2,071,680	47%	5,864,895	72%	(3,793,215)
Renewable Energy	2,306,477	53%	2,318,691	28%	(12,214)
	$4,378,157	100%	8,183,586	100%	(3,805,429)

	For the Six Months Ended
	December 31,
	2011		2010
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$2,875,613	39%	11,724,939	72%	(8,849,326)
Renewable Energy	4,435,240	61%	4,512,773	28%	(77,533)
	$7,310,853	100%	16,237,712	100%	(8,926,859)

The lower revenue for our mobile VoIP communications and mobile advertising segment for the three and six months ended December 31, 2011 compared to December 31, 2010 was attributed to (i) the completion of mobile VoIP communications and mobile advertising contracts that were secured during 2010; and (ii) adoption of the technology licensing model following the acquisition of U.S. patent #8,005,057 on June 27, 2011 that generated lower revenues but a higher profit margin. Our adoption of the technology-licensing model has helped the Company to create a new recurring revenue stream. The new model has also helped our customers to offer a more flexible pricing structure to compete more aggressively in the market. We have mitigated the impact of the lower revenue by securing new multimedia content production and e-commerce contracts that generated a higher profit margin of between 20% to 25%.

Percentage of Revenue Contribution

For the three months ended December 31, 2011 and 2010, our mobile VoIP communications and mobile advertising segment accounted for 47% and 72%, respectively, of our total revenues while our renewable energy segment accounted for 53% and 28%, respectively.

For the six months ended December 31, 2011 and 2010, our mobile VoIP communications and mobile advertising segment accounted for 39% and 72%, respectively, of our total revenues while our renewable energy segment accounted for 61% and 28%, respectively.

[Remainder of page left blank.]

Customer Concentration

Customer concentration based on revenue contribution for the three and six months ended December 31, 2011 and 2010; and credit concentrations at December 31, 2011 and 2010 were as follows:

	Net Sales				Accounts Receivable
	For the three months ended		For the six months ended		at
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Mobile VoIP Communications and Mobile Advertising
Customer A	22%	19%	19%	19%	14%	17%
Customer B	17%	16%	15%	14%	12%	14%
Customer C	23%	13%	19%	13%	15%	-
Customer D	-	-	-	10%	-	-
Customer E	-	10%	-	10%	-	-
Customer F	-	-	-	10%	-	-
Customer G	-	10%	-	-	-	-
Customer H	15%	-	13%	-	10%	-
Customer I	-	-	11%	-	-	-
	77%	68%	77%	76%

Renewable Energy
Customer J	24%	26%	25%	26%	-	-
Customer K	26%	25%	27%	25%	-	-
Customer L	24%	25%	25%	25%	-	-
Customer M	26%	24%	23%	24%	26%	-
	100%	100%	100%	100%	77%	31%

For the three months ended December 31, 2011, four customers accounted for 77% of the revenue from our mobile VoIP communications and mobile advertising business segment; and four customers accounted for 100% of the revenue from our renewable energy business segment. For the three months ended December 31, 2010, five customers accounted for 68% of the revenue from our mobile VoIP communications and mobile advertising business segment; and four customers accounted for 100% of the revenue from our renewable energy business segment.

For the six months ended December 31, 2011, five customers accounted for 77% of the revenue from our mobile VoIP communications and mobile advertising business segment; and four customers from Malaysia accounted 100% of the revenue from our renewable energy business segment. For the six months ended December 31, 2010, six customers accounted for 76% of the revenue from our mobile VoIP communications and mobile advertising business segment; and four customers accounted for100% of the revenue from our renewable energy business segment.

These significant customers play an important role in our revenue. If we are unable to retain any of the significant customers from our mobile VoIP communications and mobile advertising business segment and any of the four significant customers from our renewable energy business segment, it will have a material adverse effect on our results of operations and financial condition. We have increased our marketing efforts to increase our customer base to reduce our reliance on the four significant customers from our mobile VoIP communications and mobile advertising segment.

[Remainder of page left blank]

The following table sets forth revenues attributed to geographical location of our respective customers.

Geographic Information
	For the Three Months Ended
	December 31,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$1,912,927	44%	$5,652,201	69%	$(3,739,274)
Renewable Energy	2,306,477	53%	2,318,691	28%	(12,214)
	$4,219,404	96%	$7,970,892	97%	$(3,751,488)

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$158,753	4%	$212,694	3%	$(53,941)
Renewable Energy	-	-	-	-	-
	$158,753	4%	$212,694	3%	$(53,941)

Total Revenue	$4,378,157	100%	$8,183,586	100%	$(3,805,429)

	For the Six Months Ended
	December 31,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$2,550,759	35%	$11,231,827	69%	$(8,681,068)
Renewable Energy	4,435,240	61%	4,512,773	28%	(77,533)
	$6,985,999	96%	$15,744,600	97%	$(8,758,601)

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$324,854	4%	$493,112	3%	$(168,258)
Renewable Energy	-	-	-	-	-
	$324,854	4%	$493,112	3%	$(168,258)

Total Revenue	$7,310,853	100%	$16,237,712	100%	$(8,926,859)

[Remainder of page left blank.]

Cost of Goods Sold

	For the Three Months Ended
	December 31,
	2011		2010
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$1,295,968	42%	$5,061,633	73%	$(3,765,665)
Renewable Energy	1,796,328	58%	1,854,761	27%	(58,433)
	$3,092,296	100%	$6,916,394	100%	$(3,824,098)

	For the Six Months Ended
	December 31,
	2011		2010
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$1,628,172	32%	$10,114,212	74%	$(8,486,040)
Renewable Energy	3,534,418	68%	3,609,900	26%	(75,482)
	$5,162,590	100%	$13,724,112	100%	$(8,561,522)

The decrease in cost of goods sold was due to a decrease in revenues from our mobile VoIP communications and mobile advertising business segment.

Gross Profit

For the three months ended December 31, 2011, our gross profit margin from mobile VoIP and mobile advertising segment increased from 14% to 37%.  The overall gross profit margin as a percentage of total revenue was 29% for the three months ended December 31, 2011 compared to 15% for the three months ended December 31, 2010. The increase in gross profit margin was attributed to a higher margin generated by our new technology-licensing model. The costs associated with our licensing model are limited to the support, monitoring and maintenance of our patent.

For the six months ended December 31, 2011, our gross profit margin from mobile VoIP and mobile advertising segment increased from 14% to 43%.   The increase in gross profit margin was attributed to a higher margin generated by our new technology licensing model. The overall gross margin as a percentage of total revenue was 29% for the six months ended December 31, 2011 compared to 15% for the six months ended December 31, 2010.

Following our acquisition of the U.S. patent # 8,005,057 in June 2011, we phased-in our technology licensing model during the first fiscal quarter of 2012. The cost of goods associated with our licensing model is approximately 41% of revenue compared to between 85% - 95% for our mobile VoIP communications and mobile advertising contracts. The lower cost has generated higher gross profit margins of 37% for the three months and 43% for the six months ended December 31, 2011 compared to profit margins of approximately 14% generated by our mobile VoIP communications and mobile advertising contracts in 2010.

[Remainder of page left blank.]

Vendor Concentration

Vendor purchase concentration for the three and six months ended December 31, 2011 and 2010; and accounts payable at December 31, 2011 and 2010 were as follows:

	Net Purchases				Accounts Payable
	For the three months ended		For the six months ended		at
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Mobile VoIP Communications and Mobile Advertising
Vendor A	31%	11%	31%	24%	21%	17%
Vendor B	-	11%	-	20%	-	20%
Vendor C	-	-	-	18%	-	15%
Vendor D	18%	-	18%	16%	-	15%
Vendor E	11%	-	11%	13%	-	-
Vendor F	20%	-	40%	-	-	-
	80%	22%	100%	91%

Renewable Energy
Vendor G	49%	53%	53%	50%	31%	-
Vendor H	51%	47%	47%	50%	26%	12%
	100%	100%	100%	100%	78%	79%

If we are unable to retain any of our significant vendors, it will impinge on our ability to deliver a smooth and efficient service to our customers. It will also damage our reputation and have a material adverse effect on the quality of services we render. To reduce our dependency on a single vendor to provide the services that we require, we have taken proactive steps to engage the services of new vendors who meet our quality of service and pricing criteria. We outsource our mobile advertising work to our vendors to: (i) accelerate the commercial rollout of our business in a scalable manner, (ii) minimize our up-front investment and financial risks, (iii) enable us to offer products and services to our customers that we believe are best-in-class; and (iv) allow us to focus on our core competency in the development of mobile VoIP communications and mobile advertising applications. We have adopted a similar outsourcing model for our renewable energy business.

Total Operating Expenses

Our total operating expenses for the three months ended December 31, 2011 were $858,942 compared to $536,845 for the same period of previous year. The increase of $322,097 was primarily attributed to an increase in general and administration expenses of $145,891, depreciation and amortization of $168,363. Total operating expenses for the six months ended December 31, 2011 were $1,313,789 compared to $892,052 for the same period of previous year. The increase of $421,737 was primarily attributed to an increase in general and administration expenses of $162,304, depreciation and amortization of $350,603. The increase in our operating expenses for the three and six months ended December 31, 2011 as compared to the three and six months ended December 31, 2010 was attributed primarily to an increase in general and administrative expenses; and provision for depreciation and amortization of assets.

For the three months ended December 31, 2011, general and administrative expenses increased by $145,891 or 56% to $407,069 compared to $261,178 for the three months ended December 31, 2010. The increase was primarily attributable to an increase in stock-based compensation of $172,366 to our directors and officers; ; and decrease of $26,475 from other general expenses such as office rental and payroll. For the three months ended December 31, 2011, 84% of the total general and administrative expenses was for stock-based compensation, 7% was for administration and clerical costs; and 4% was for payroll.

For the six months ended December 31, 2011, general and administrative expenses were $602,144 compared to $439,840 for the six months ended December 31, 2010, an increase of $162,304 or 37%. The increase was primarily attributable to an increase in stock-based compensation of $96,540 to our directors and officers; and an increase in development cost of $48,537 in connection with our patent purchase. For the six months ended December 31, 2011, 57% of the total general and administrative expenses was for stock-based compensation, 11% was for development cost, 10% was for administration and clerical costs, 6% was for payroll, and 16% was for other expenses such as rental of office space and utilities.

For the three months ended December 31, 2011, we incurred sales and marketing expenses of $194,913 compared to $192,452 for the three months ended December 31, 2010, an increase of $2,461 or 1%. The sales and marketing expenses relate to the promotion and marketing of Info-Accent's mobile advertisement and microblogging services in Asia. For the six months ended December 31, 2011, we incurred sales and marketing expenses of $194,913 compared to $287,608 for the six months ended December 31, 2010, a decrease of $92,695 or 32%. The sales and marketing expenses relate to the promotion and marketing of Info-Accent's renewable energy services, mobile VoIP communications and mobile advertising services in Asia.

Provision for Income Taxes

For the three and six months ended December 31, 2011, Info-Accent recorded an income tax provision of $51,628 and $77,176, respectively. For the three and six months ended December 31, 2010, Info-Accent recorded an income tax provision of $248,144 and $404,337, respectively. In 2011 and 2010, we did not record any tax benefit for the losses incurred in the U.S. by affecting a 100% valuation allowance on the potential benefit as per ASC Topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income

For the three and six months ended December 31, 2011, our net income was $375,291 and $757,298, respectively, compared to $460,792 and $1,195,423, respectively for three and six months ended December 31, 2010. The decrease in net income was attributable to lower revenues and increase in depreciation and amortization.

Total Comprehensive Income

During the three and six months ended December 31, 2011, our comprehensive income amounted to $377,507 and $541,369, respectively, compared to $470,237 and $1,265,469, respectively in the comparative periods in 2010. Comprehensive income consists of our net income and other comprehensive income, including gain or loss from foreign currency translation. The functional currency of our Malaysian subsidiary is the Ringgit Malaysia (“RM”). The financial statements of our subsidiary are translated to U.S. dollar using the exchange rate prevailing as of the date of balance sheet for assets and liabilities, and average exchange rates (for the period) for revenue, costs and expenses. Net gains or losses resulting from foreign exchange transaction are included in the consolidated statements of operations. As a result of these translations, we reported a loss of $215,929 for the first six months ended December 31, 2011, compared to a gain of $70,046 for the same period in 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. At December 31, 2011 we had cash and cash equivalents of $15,010. For the six months ended December 31, 2011, our operations were primarily funded from internally generated funds.

Operating activities. Operating activities used net cash of $572,227 and $77,393 during the six months ended December 31, 2011 and 2010, respectively. Net cash used in operating activities during the six months ended December 31, 2011 was primarily attributed to an increase in accounts receivable of $269,004, reduced noncash adjustments of $546,017 and offset by a decrease in the accounts payable amounting to $1,426,113, reduced accrued liabilities of $153,791 and net income of $757,298. Net cash used in operating activities during the six months ended December 31, 2010 was primarily attributed to an increase in accounts receivable of $2,665,586, reduced noncash adjustments of $793,577 and offset by an increase in the accounts payable amounting to $706,018, reduced accrued liabilities of $107,825 and net income of $1,195,423.

Investing activities. There was no investing activity during the six months ended December 31, 2011 and 2010.

Financing activities. Cash generated from financing activities during the six months ended December 31, 2011 of $77,423 resulted from proceeds received from our existing stockholders who exercised their warrants to purchase our common stock totaling $53,436, at an exercise price of $1.00 per share and advances by Mr. Aris and Ms. Looi totaling $23,987. Cash generated from financing activities during the six months ended December 31, 2010 of $74,115 resulted from proceeds received from the private placement of our common stock totaling $97,332, repayment of three promissory notes totaling $20,000 and repayment to Mr. Aris in the amount of $3,217.

We need to raise approximately $11.0 million over the next year in costs related to the implementation of our mobile advertising business in North and South America.  We intend to fund our expansion through a combination of internally generated funds and equity financing.  The $11.0 million will be utilized to finance (i) the set up cost to launch our mobile advertising business in North and South America; and the expansion of our mobile advertising business in Asia.

Set forth below is the projected utilization of the $11.0 million:

		North and
		South America	Asia	Total
1)	Purchase of capital equipment	$3,000,000	$2,500,000	$5,500,000
2)	Engineering cost & networking	2,200,000	1,200,000	3,400,000
3)	Working capital	900,000	600,000	1,500,000
4)	Licensing fees	600,000	-	600,000
		$6,700,000	$4,300,000	$11,000,000

If we are unable to raise the $11.0 million, we will delay our entry into the North and South American market; and continue with our efforts to raise funds.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2011.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of page left blank.]

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not engaged in any legal proceedings at the date of this report and have not terminated any legal proceedings during the period covered by this report.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2011, GMT and Soon Hock Lim (“SHL”) executed a Patent and Technology License Agreement. The provisions of the Agreement required GMT to pay a onetime license fee of $600,000.  SHL agreed to accept 740,740 unregistered shares of common stock of the Company at $0.54 per share as part payment of the license fee. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL.  The Company relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in that the offer and sale of the shares was negotiated directly with SHL and did not involve a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE [ NOT APPLICABLE]

ITEM 5.  OTHER INFORMATION

Following the reorganization of the Company’s operations, Mr. Aris was appointed as the Chairman & Chief Executive Officer and Ms. Looi was appointed the President of Global MobileTech, Inc. on November 23, 2011, Aik Fun Chong remained as the Chief Executive Officer of Info-Accent Sdn Bhd and will focus on expanding the Company’s operations in Asia.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Patent and Technology License Agreement between Global MobileTech, Inc. and Mr. Soon Hock Lim

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global MobileTech, Inc.

February 21, 2011	By:	/s/ Mohd. Aris Bernawi
Mohd. Aris Bernawi Chief Executive Officer (Principal Executive Officer)

February 21, 2011	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)