Form 10-Q
period 2012-03-31
GLOBAL MOBILETECH, INC.
filed 2012-05-15
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012 (Third Quarter)

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

Yes [   ]   No [X]

As of May 15, 2012, there were 6,716,991 shares of our common stock, $0.001 par value, issued and outstanding.

PRELIMINARY COMMENTS

As used in this report, the pronouns “we”, “us”, “our” and equivalent pronouns refer to Global MobileTech, Inc. and our consolidated subsidiaries.  As used in the financial statements which are a part of this report, the “Company” and “GMT” refers to Global MobileTech, Inc. and our consolidated subsidiaries. The pronoun “you” refers to the reader of this report. The pronoun “it” refers to the person, party or thing antecedent in the sentence or paragraph.

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

March 31, 2012 and 2011

Index to Consolidated Financial Statements

(Unaudited)

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND JUNE 30, 2011

ASSETS
	March 31,	June 30,
	2012	2011
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$ 18,121	$ 17,681
Accounts receivable, net	2,508,901	2,319,265
Deposit	7,526	-
Total Current Assets	2,534,548	2,336,946
Property, Plant and Equipment:
Property, plant and equipment	2,888,058	2,910,781
Less - Accumulated depreciation and amortization	(683,832)	(252,596)
Property, Plant and Equipment, net	2,204,226	2,658,185
Other Assets:
Patent (net of accumulated amortization of $327,745; $65,841)	3,171,160	3,460,594
Patent & Technology License Agreement (net of accumulated amortization of $17,500; $0)	1,032,500	-
Methodology & Technology Assignment (net of accumulated amortization of $16,307 ; $8,650)	35,188	43,250
Total Other Assets	4,238,848	3,503,844
Total Assets	$ 8,977,622	$ 8,498,975

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 1,220,247	$ 3,509,293
Accrued liabilities	136,303	85,602
Federal and other taxes on income	130,117	3,480
Patent payable	-	1,082,861
License agreement payable	150,000	-
Due to related party	63,578	24,390
Notes payable	-	-
Total Current Liabilities	1,700,245	4,705,626
Non-Current Liabilities
Non-current deferred income taxes	633,211	638,194
Non-Current Liabilities	633,211	638,194
Total Liabilities	2,333,456	5,343,820

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares
authorized; none shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000
shares authorized; 6,716,991 and 3,652,816 shares
issued and outstanding , respectively	6,716	3,653
Additional paid-in capital	3,844,916	1,672,805
Accumulated other comprehensive income	52,841	77,598
Accumulated income	2,739,693	1,401,099
Total stockholders' equity	6,644,166	3,155,155

Total Liabilities and Stockholders' Equity	$ 8,977,622	$ 8,498,975

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 4,004,422	$ 8,094,496	$ 11,315,275	$ 24,332,208

Cost of Goods Sold	(2,758,364)	(6,841,253)	(7,920,953)	(20,565,364)

Gross Profit	1,246,058	1,253,243	3,394,322	3,766,844

Expenses:
Professional fees	12,646	25,107	60,538	71,474
Depreciation and amortization	249,697	11,173	718,538	129,412
Sales and marketing	195,763	228,889	390,676	516,497
General and administrative - Other	157,557	114,236	759,731	554,077

Total operating expenses	615,663	379,405	1,929,483	1,271,460

Income from Operations	630,395	873,838	1,464,839	2,495,384

Other Expenses:
Interest expense	-	-	-	(577)
Loss on disposal of mining claims	-	-	-	(21,211)

Total other expenses	-	-	-	(21,788)

Income Before Income Taxes	630,395	873,838	1,464,839	2,473,596

Provision for income taxes:
Current	(49,071)	(135,065)	(126,247)	(539,402)
Deferred	-	-	-	-

Net Income	$ 581,324	$ 738,773	$ 1,338,592	$ 1,934,194

Comprehensive Income:
Foreign currency translation adjustment	191,172	60,102	(24,757)	130,148

Total Comprehensive Income	$ 772,496	$ 798,875	$ 1,313,835	$ 2,064,342

Earnings Per Common Share:
Basic	$ 0.10	$ 0.22	$ 0.27	$ 0.68

Diluted	$ 0.10	$ 0.20	$ 0.26	$ 0.65

Weighted Average Number of Common Shares Outstanding:
Basic	5,584,464	3,395,514	4,871,277	2,831,274

Diluted	5,953,282	3,694,610	5,160,852	2,973,380

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

	For the Nine Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Activities:
Net income	$ 1,338,592	$ 1,934,194
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Income taxes	126,247	539,402
Depreciation and amortization	718,538	129,412
Common stock issued for services	(86,408)	276,359
Changes in assets and liabilities-
Deposit	(23,040)	(9,000)
Accounts receivable - Trade	(207,741)	(3,714,801)
Accounts payable - Trade	(2,262,052)	1,354,901
Accrued liabilities	81,906	(120,459)

Net Cash (Used in) Provided by Operating Activities	(313,958)	390,008

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
(Repayment to) Proceeds from loan from related party	39,339	(2,893)
Proceeds from the issuance of notes payable	-	(20,000)
Proceeds from the issuance of common stock	53,435	195,224

Net Cash Provided by Financing Activities	92,774	172,331

Effect of Exchange Rate Changes	221,624	(546,305)

Net Increase in Cash	440	16,034

Cash - Beginning of Period	17,681	18,416

Cash - End of Period	$ 18,121	$ 34,450

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc. (“Global MobileTech”, “GMT” or the “Company”) has focused on the provision of mobile voice over internet protocol (“VoIP”) communications and mobile advertising solutions and services since April 2010. In July 2010, we expanded into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar photovoltaic (“PV”)-wind hybrid power generation applications (ii) the production of synthetic gas (“syngas”), bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2012 and March 31, 2011 and for the three months and nine months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of the Company’s financial position at March 31, 2012 and 2011 and the results of its operations and its cash flows for the nine months ended March 31, 2012 and 2011. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). Refer to the Company’s audited financial statements as of June 30, 2011, filed with the SEC for additional information, including significant accounting policies.

Basis of presentation

The financial information included herein is unaudited and has been prepared consistent with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011. In the opinion of management, these interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of results for the interim period presented. The results of operations for the three months and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Trevenex Acquisitions, Inc. and Info-Accent Sdn Bhd (“Info-Accent”). All significant intercompany balances and transactions have been eliminated in consolidation.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consists of the following at March 31, 2012 and June 30, 2011.

	At March 31,	At June 30,
	2012	2011

Computer Software	$ 2,228,904	$ 2,246,441
Plant and Machinery	657,521	662,694
Furniture	1,633	1,646
	2,888,058	2,910,781
(Less) : Accumulated Depreciation	683,832	252,596
	$ 2,204,226	$ 2,658,185

The depreciation expense recorded was $431,784 and $99,488 for the nine months ended March 31, 2012 and 2011, respectively.

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

On March 15, 2012, the Company awarded an aggregate of 270,000 shares of its common stock to its directors and officers at $0.30 per share. These stock awards were valued on the date that generated a total fair value of $81,000.

On March 23, 2012, the Company entered into an Amended Patent and Technology License Agreement (the “Amended License Agreement”) with SHL. The provisions of the Amended License Agreement required GMT to make an additional onetime only license fee payment to SHL in the amount of $450,000, within 60 days of the execution of the Amended License Agreement. SHL agreed to accept 1,000,000 shares of GMT’s common stock at $0.30 per share for $300,000 in the aggregate and cash payment of $150,000, in lieu of the original payment of $450,000 due within sixty days. On March 23, 2012, the Company issued 1,000,000 restricted shares of its common stock to SHL.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

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

A summary of the status of the Company’s stock options at March 31, 2012 and 2011; and June 30, 2011; and changes during March 31, 2012 and 2011; and June 30, 2011 is presented below:

	At
	March 31,	March 31,	June 30,
	2012	2011	2011
Beginning of the period	160,000	-	-
Granted	270,000	170,000	170,000
Exercised	-	-	(10,000)
Cancelled	-	-	-
End of the period	430,000	170,000	160,000

Options exercisable at end of period	160,000	-	75,000
Options unexercisable at end of period	270,000	170,000	85,000

As of March 31, 2012 and 2011, stock options available for issuance under the 2007 Plan remained at 560,000.

The following table summarizes information about options outstanding at March 31, 2012 and 2011.

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual Life	Exercise Price
At March 31, 2012:
For directors and officers	160,000	1.000	0.2859
For directors and officers	270,000	0.047	0.2859
Total	430,000		0.2859

At March 31, 2011:
For directors and officers	170,000	0.255	0.5099
Total	170,000		0.5099

As of March 31, 2012 and 2011, these stock options were valued at 70% of the fair market value using the Black-Scholes option-pricing model that generated a total fair value of $122,937 and $86,696, respectively.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Warrants

A summary of the status of the Company’s warrants as of March 31, 2012 and 2011; and changes during 2012 and 2011 is presented below:

	At
	March 31	March 31,
	2012	2011
Beginning of the period	170,247	72,635
Granted	-	97,612
Exercised	53,435	-
Cancelled	-	-
End of the period	116,812	170,247

Weighted average exercise price (Black-Scholes option-pricing)	0.4590	1.4968

During the nine months ended March 31, 2012, four accredited investors exercised their warrants to purchase 53,435 shares of the Company’s common stock at $1.00 per share resulting in gross proceeds to the Company of $53,435. As of March 31, 2012, 116,812 warrants remained outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $53,617. As of March 31, 2011, 170,247 warrants remained outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $254,822.

NOTE 4 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisitions, Inc. are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the nine months ended March 31, 2012 and 2011, were as follows (assuming a 15 percent effective tax rate):

Nine Months Ended
	March 31,	March 31,
	2012	2011
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 76,994	$ 54,850
Change in valuation allowance	(76,994)	(54,850)

Total deferred tax provision	$ -	$ -

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 4 – INCOME TAXES (Continued)

United States income tax (Continued)

The Company had deferred income tax assets as of March 31, 2012 and June 30, 2011 as follows:

	At	At
	March 31,	June 30,
	2012	2011

Loss carryforwards	$ 118,499	$ 41,505
Less - Valuation allowance	(118,499)	(41,505)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended March 31, 2012 and June 30, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012 and June 30, 2011, the Company had approximately $789,991 and $276,697, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the nine months ended March 31, 2012 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provisions for the income tax liability of the Malaysian subsidiary for the nine months ended March 31, 2012 and June 30, 2011, respectively, are as follows:

	Nine Months Ended
	March 31,	June 30,
	2012	2011

Current tax expense	$ 126,247	$ 3,426
Deferred tax expense	-	625,655

Provision for Malaysian income tax expense	$ 126,247	$ 629,081

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2012, the Company owed Mohd. Aris Bernawi, the Chairman of the Company, $19,217. The amount due to Mr. Aris was to compensate the Chairman for out-of-pocket expenses incurred in carrying out his duties as Chairman and Director of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

As of March 31, 2012, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company, $44,361. The amount due to Ms. Looi was for general and administration expenses paid on behalf of the Company. This amount is unsecured, bears no interest and has no fixed terms of repayment.

NOTE 6 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

For the period ended March 31, 2012 and 2011, four and four customers, respectively, accounted for the trade accounts receivable. Credit concentration in the form of accounts receivables at March 31, 2012 and 2011 were as follows:

	For the period ended
	March 31,
	2012	2011
Customer A	22%	14%
Customer B	21%	13%
Customer C	23%	10%
Customer E	-	11%
Customer H	15%	-
	81%	48%

Vendor Concentration

For the period ended March 31, 2012 and 2011, two and four vendors, respectively, accounted for cost of goods sold. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required. Vendor concentration for the nine months ended March 31, 2012 and 2011 were as follows:

	For the period ended
	March 31,
	2012	2011
Vendor A	49%	19%
Vendor B	-	18%
Vendor C	-	12%
Vendor G	-	21%
Vendor H	37%	-
	86%	70%

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

The following table sets forth the revenue and percentage of revenue attributable to each of the Company's operating segments.

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2012		2011		2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Mobile VoIP Communications and Mobile Advertising	$2,557,386	64%	$5,695,868	70%	$5,432,999	48%	$17,420,807	72%
Renewable Energy	1,447,036	36%	2,398,628	30%	5,882,276	52%	6,911,401	28%
	$4,004,422	100%	$8,094,496	100%	$11,315,275	100%	$24,332,208	100%

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold
Mobile VoIP Communications and Mobile Advertising	$1,652,855	60%	$4,922,290	72%	$3,281,027	41%	$15,036,502	73%
Renewable Energy	1,105,509	40%	1,918,963	28%	4,639,926	59%	5,528,862	27%
	$2,758,364	100%	$6,841,253	100%	$7,920,953	100%	$20,565,364	100%

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit
Mobile VoIP Communications and Mobile Advertising	$904,531	73%	$773,578	62%	$2,151,972	63%	$2,384,305	63%
Renewable Energy	341,527	27%	479,665	38%	1,242,350	37%	1,382,539	37%
	$1,246,058	100%	$1,253,243	100%	$3,394,322	100%	$3,766,844	100%

Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax
Mobile VoIP Communications and Mobile Advertising	$276,055	44%	$662,659	76%	$608,701	42%	$1,692,410	68%
Renewable Energy	354,340	56%	211,179	24%	856,138	58%	781,186	32%
	$630,395	100%	$873,838	100%	$1,464,839	100%	$2,473,596	100%

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 7 - SEGMENT INFORMATION  (Continued)

	At
	March 31, 2012	June 30, 2011
Segment assets
Mobile VoIP Communications and Mobile Advertising	$8,207,696	$7,826,165
Renewable Energy	769,926	672,810
	8,977,622	8,498,975

NOTE 8 – PATENT

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

NOTE 9 - PATENT AND TECHNOLOGY LICENSE AGREEMENT

On December 15, 2011, GMT entered into a Patent and Technology License Agreement (the “License Agreement”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to grant GMT non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines and Indonesia. The provisions of the agreement require GMT to make a onetime only license fee payment to SHL in the amount of $600,000, within thirty days of the execution of the License Agreement. In addition to the onetime only payment, we will be required to pay a royalty equivalent to one percent (1%) of GMT’s gross sales which will be due and payable on or before each anniversary of the effective date of the Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The royalty will remain in perpetuity and continue to be paid beyond the life of any patent. SHL agreed to accept 740,740 shares of GMT common stock at $0.54 per share for $400,000 in the aggregate and cash payment of $200,000, in lieu of the original payment of $600,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL and as of March 31, 2012, the amount outstanding had been fully paid.

On March 23, 2012, GMT entered into an Amended Patent and Technology License Agreement (the “Amended License Agreement”) pursuant to the License Agreement signed on December 15, 2011 with SHL. Pursuant to the Amended License Agreement which SHL agreed to grant GMT additional non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Vietnam, India and Korea. The provisions of the agreement required GMT to make additional onetime only license fee payment to SHL in the amount of $450,000, within sixty days of the execution of the License Agreement. In addition to the onetime only payment, GMT will be required to pay a royalty equivalent to one percent (1%) of GMT’s gross sales which will be due and payable on or before each anniversary of the effective date of the Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The royalty will remain in perpetuity and continue to be paid beyond the life of any patent. SHL agreed to accept 1,000,000 shares of GMT common stock at $0.30 per share for $300,000 in the aggregate and cash payment of $150,000, in lieu of the original payment of $450,000 due within sixty days. On March 23, 2012, the Company issued 1,000,000 restricted shares of its common stock to SHL. As of March 31, 2012, the Company still owed SHL $150,000.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(Unaudited)

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

Translation of amounts from RM into US$ has been made at the following exchange rates for the nine months ended March 31, 2012 and 2011:

	2012	2011
March 31 - RM: US$ exchange rate	3.0615	3.0228
Reporting period average - RM: US$ exchange rate	3.0716	3.1095

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements (ASC 820) by: (1) clarifying that the highest-and-best-use and valuation-premise concepts only apply to measuring the fair value of non-financial assets; (2) allowing a reporting entity to measure the fair value of the net asset or net liability position in a manner consistent with how market participants would price the net risk position, if certain criteria are met; (3) providing a framework for considering whether a premium or discount can be applied in a fair value measurement; (4) providing that the fair value of an instrument classified in a reporting entity’s shareholders’ equity is estimated from the perspective of a market participant that holds the identical item as an asset; and (5) expanding the qualitative and quantitative fair value disclosure requirements. The expanded disclosures include, for Level 3 items, a description of the valuation process and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs if a change in those inputs would result in a significantly different fair value measurement. ASU 2011-04 also requires disclosures about the highest-and-best-use of a non-financial asset when this use differs from the asset’s current use and the reasons for such a difference. In addition, this ASU amends Accounting Standards Codification 820, Fair Value Measurements, to require disclosures to include any transfers between Level 1 and Level 2 of the fair value hierarchy. These amendments are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The amendments of ASU 2011-04, when adopted of the amended guidance are not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

In December 2011, the FASB issued disclosure guidance ASU 2011-12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. In order to defer only those changes in ASU 2011-05 that relates to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 12 - SUBSEQUENT EVENT

None

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

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on our financial position, future results of operations, or liquidity.  However, you should also be aware of factors that could have a negative impact on our prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources.  These include: (i) variations in revenue, (ii) possible inability to attract investors for our equity securities or otherwise raise adequate funds from any source should we seek to do so, (iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving us or to which we may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The above-identified risks are not all inclusive. New risk factors emerge from time to time and it is not possible for our management to predict all of such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

The financial information set forth in the following discussion should be read in conjunction with our consolidated financial statements included elsewhere herein.

Overview

We were incorporated in Nevada in December 2007. We have two operating segments: (i) mobile VoIP communications and mobile advertising services; and (ii) renewable energy, as described below.

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

On December 15, 2011, we entered into a Patent and Technology License Agreement (the “License Agreement”) and an

Amended Patent and Technology License Agreement (the “Amended License Agreement”) on March 23, 2012, with Soon Hock Lim (”SHL”) pursuant to which SHL agreed to grant us non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines, Indonesia, Vietnam, India and Korea. The License Agreement relates to how data stored in an array of protocols are converted and seamlessly integrated into value-added solutions in different formats and transmitted to mobile phones.

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

The incentives and liberal policies for producing renewable energy in Malaysia, Thailand and Indonesia have encouraged more companies to be involved in biomass power generation. The increased demand for production equipment to meet the requirements for renewable energy and limited suppliers of such equipment has caused the price of production equipment to increase between 30-35% during the past nine months. The higher price is expected to remain firm during the next twelve months. Arising from this development, we have decided to hold in abeyance our entry into the production of biomass energy (syngas, bio-oil and torrefied wood) for the next twelve months. We will monitor the market conditions and decide whether the project is commercially viable to implement in Malaysia at the end of the twelve -month period.

Results of Operations

The following table summarizes the consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011:

Statement of Operation Data
	For the Three		For the Nine
	Months ended		Months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 4,004,422	$ 8,094,496	$ 11,315,275	$ 24,332,208

Cost of Goods Sold	(2,758,364)	(6,841,253)	(7,920,953)	(20,565,364)

Gross Profit	1,246,058	1,253,243	3,394,322	3,766,844

(Less) : Total operating expenses	615,663	379,405	1,929,483	1,271,460

Income from Operations	630,395	873,838	1,464,839	2,495,384

(Less) : Total other expenses	-	-	-	(21,788)

Income Before Income Taxes	630,395	873,838	1,464,839	2,473,596

Provision for income taxes:
Current	(49,071)	(135,065)	(126,247)	(539,402)

Net Income	$ 581,324	$ 738,773	$ 1,338,592	$ 1,934,194

Revenues

Operating Revenue for the Three and Nine Months Ended March 31, 2012

The following table sets forth the revenue and percentage of revenue attributable to each of our two operating segments.

[Remainder of page left blank.]

	For the Three Months Ended
	March 31,
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)

Mobile VoIP Communications and Mobile Advertising	$2,557,386	64%	$5,695,868	70%	$(3,138,482)	-55%
Renewable Energy	1,447,036	36%	2,398,628	30%	(951,592)	-40%
	$4,004,422	100%	$8,094,496	100%	$(4,090,074)	-51%

	For the Nine Months Ended
	March 31,
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)

Mobile VoIP Communications and Mobile Advertising	$5,432,999	48%	$17,420,807	72%	$(11,987,808)	-69%
Renewable Energy	5,882,276	52%	6,911,401	28%	(1,029,125)	-15%
	$11,315,275	100%	$24,332,208	100%	$(13,016,933)	-53%

The lower revenue for our mobile VoIP communications and mobile advertising segment for the three and nine months ended March 31, 2012 compared to March 31, 2011 was attributed to (i) the completion of mobile VoIP communications and mobile advertising contracts that were secured during 2010; and (ii) adoption of the technology licensing model following the acquisition of U.S. patent #8,005,057 on June 27, 2011 that generated lower revenues but a higher profit margin. Our adoption of the technology-licensing model has helped us to create a new recurring revenue stream. The new model has also helped our customers to offer a more flexible pricing structure to compete more aggressively in the market. We have mitigated the impact of the lower revenue by securing new multimedia content production and e-commerce contracts that generated a higher profit margin of between 20% to 25%.

Customer Concentration

Customer concentration based on revenue contribution for the three and nine months ended March 31, 2012 and 2011; and credit concentrations at March 31, 2012 and 2011were as follows:

[Remainder of page left blank.]

	Net Sales				Accounts Receivable
	For the three months ended		For the nine months ended		at
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Mobile VoIP Communications and Mobile Advertising
Customer A	19%	20%	19%	19%	22%	14%
Customer B	16%	16%	14%	15%	21%	13%
Customer C	13%	14%	13%	14%	23%	10%
Customer D	-	-	10%	10%	-	-
Customer E	10%	12%	10%	11%	-	11%
Customer F	-	10%	10%	10%	-	-
Customer G	10%	-	-	-	-	-
Customer H	-	-	-	-	15%	-
	68%	72%	76%	79%

Renewable Energy
Customer J	26%	25%	26%	25%	-	-
Customer K	25%	24%	25%	25%	-	-
Customer L	25%	24%	25%	24%	-	-
Customer M	24%	27%	24%	26%	-	-
	100%	100%	100%	100%	81%	48%

[Remainder of page left blank.]

The following table sets forth revenues attributed to geographical location of our respective customers.

Geographic Information
	For the Three Months Ended
	March 31,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$2,393,896	60%	$5,555,438	69%	$(3,161,542)	-57%
Renewable Energy	1,447,036	36%	2,398,628	30%	(951,592)	-40%
	$3,840,932	96%	$7,954,066	98%	$(4,113,134)	-52%

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$163,490	4%	$140,430	2%	$23,060	16%
Renewable Energy	-	-	-	-	-	-
	$163,490	4%	$140,430	2%	$23,060	16%

Total Revenue	$4,004,422	100%	$8,094,496	100%	$(4,090,074)	-51%

	For the Nine Months Ended
	March 31,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$4,944,654	44%	$16,787,265	69%	$(11,842,611)	-71%
Renewable Energy	5,882,276	52%	6,911,401	28%	(1,029,125)	-15%
	$10,826,930	96%	$23,698,666	97%	$(12,871,736)	-54%

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$488,345	4%	$633,542	3%	$(145,197)	-23%
Renewable Energy	-	-	-	-	-	-
	$488,345	4%	$633,542	3%	$(145,197)	-23%

Total Revenue	$11,315,275	100%	$24,332,208	100%	$(13,016,933)	-53%

[Remainder of page left blank.]

Cost of Goods Sold

	For the Three Months Ended
	March 31,
	2012		2011
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$1,652,855	60%	$4,922,290	72%	$(3,269,435)	-66%
Renewable Energy	1,105,509	40%	1,918,963	28%	(813,454)	-42%
	$2,758,364	100%	$6,841,253	100%	$(4,082,889)	-60%

	For the Nine Months Ended
	March 31,
	2012		2011
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$3,281,027	41%	$15,036,502	73%	$(11,755,475)	-78%
Renewable Energy	4,639,926	59%	5,528,862	27%	(888,936)	-16%
	$7,920,953	100%	$20,565,364	100%	$(12,644,411)	-61%

The decrease in cost of goods sold was due to a decrease in revenues from our mobile VoIP communications and mobile advertising business segment.

Gross Profit

	For the Three Months Ended
	March 31,
	2012		2011
Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$904,531	73%	$773,578	62%	$130,953	17%
Renewable Energy	341,527	27%	479,665	38%	(138,138)	-29%
	$1,246,058	100%	$1,253,243	100%	$(7,185)	-1%

	For the Nine Months Ended
	March 31,
	2012		2011
Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$2,151,972	63%	$2,384,305	63%	$(232,333)	-10%
Renewable Energy	1,242,350	37%	1,382,539	37%	(140,189)	-10%
	$3,394,322	100%	$3,766,844	100%	$(372,522)	-10%

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
Gross Profit Margin	2012	2011	2012	2011
Mobile VoIP Communications and Mobile Advertising	35%	14%	40%	14%
Renewable Energy	24%	20%	21%	20%
Overall Gross Profit Margin	31%	15%	30%	15%

Following our acquisition of the U.S. patent # 8,005,057 in June 2011, we phased-in our technology licensing model during the first fiscal quarter of 2012. The cost of goods associated with our licensing model is approximately 41% of revenue compared to between 85% - 95% for our mobile VoIP communications and mobile advertising contracts. The lower cost has generated higher gross profit margins of 35% for the three months and 40% for the nine months ended March 31, 2012 compared to profit margins of approximately 14% generated by our mobile VoIP communications and mobile advertising contracts in 2010.

Vendor Concentration

Vendor purchase concentration for the three and nine months ended March 31, 2012 and 2011; and accounts payable at March 31, 2012 and 2011were as follows:

	Net Purchases				Accounts Payable
	For the three months ended		For the nine months ended		at
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Mobile VoIP Communications and Mobile Advertising
Vendor A	41%	24%	36%	24%	49%	19%
Vendor B	-	26%	-	22%	-	18%
Vendor C	-	16%	-	17%	-	12%
Vendor D	20%	15%	19%	16%	-	-
Vendor E	19%	12%	15%	13%	-	-
Vendor F	20%	-	30%	-	-	-
	100%	93%	100%	92%

Renewable Energy
Vendor G	26%	49%	46%	49%	-	21%
Vendor H	74%	51%	54%	51%	37%	-
	100%	100%	100%	100%	86%	70%

Total Operating Expenses

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Other General & Administration	$157,557	$114,236	$43,321	27%	$759,731	$554,077	$205,654	27%
Depreciation & Amortization	249,697	11,173	238,524	96%	718,538	129,412	589,126	82%
Professional Fees	12,646	25,107	(12,461)	-99%	60,538	71,474	(10,936)	-18%
Sales & Marketing	195,763	228,889	(33,126)	-17%	390,676	516,497	(125,821)	-32%
Total Operating Expenses	$615,663	$379,405	$236,258	38%	$1,929,483	$1,271,460	$658,023	34%

The increase in our operating expenses for the three and nine months ended March 31, 2012 as compared to the three and nine months ended March 31, 2011 was attributed primarily to an increase in other general and administrative expenses; and provision for depreciation and amortization of assets.

For the three months ended March 31, 2012, other general and administrative expenses increased by $43,321 or 27% to $157,557 compared to $114,236 for the three months ended March 31, 2011. The increase was primarily attributable to an increase in stock-based compensation of $67,456 to our directors and officers; and decrease of $11,427 from other general expenses such as office rental and payroll. For the three months ended March 31, 2012, 51% of the total general and administrative expenses was for stock-based compensation, 19% was for administration and clerical costs; 6% was for payroll and 24% for other expenses such as rental of office space and utilities.

For the nine months ended March 31, 2012, other general and administrative expenses increased by $205,654 or 27% to $759,731 compared to $554,077 for the nine months ended March 31, 2011. The increase was primarily attributable to an increase in stock-based compensation to our directors and officers of $163,996 and an increase in development cost of $98,225 in connection with our patent purchase. For the nine months ended March 31, 2012, 56% of the total general and administrative expenses was for stock-based compensation, 15% was for development cost, 12% was for administration and clerical costs, 6% was for payroll, and 11% was for other expenses such as rental of office space and utilities.

For the three months ended March 31, 2012, we incurred sales and marketing expenses of $195,763 compared to $228,889 for the three months ended March 31, 2011, a decrease of $33,126 or 14%. The sales and marketing expenses relate to the promotion and marketing of Info-Accent's mobile advertisement and microblogging services in Asia. For the nine months ended March 31, 2012, we incurred sales and marketing expenses of $390,676 compared to $516,497 for the nine months ended March 31, 2011, a decrease of $125,821 or 24%. The sales and marketing expenses relate to the promotion and marketing of Info-Accent's renewable energy services, mobile VoIP communications and mobile advertising services in Asia.

Provision for Income Taxes

For the three and nine months ended March 31, 2012, Info-Accent recorded an income tax provision of $49,071 and $126,247, respectively. For the three and nine months ended March 31, 2011, Info-Accent recorded an income tax provision of $135,065 and $539,402, respectively. In March 31, 2012 and 2011, we did not record any tax benefit for the losses incurred in the U.S. by affecting a 100% valuation allowance on the potential benefit as per ASC Topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2012	2011	Increase / (Decrease)	% Increase /(Decrease)	2012	2011	Increase / (Decrease)	% Increase /(Decrease)
Net Income	$581,324	$738,773	$(157,449)	-27%	$1,338,592	$1,934,194	$(595,602)	-44%

The decrease in net income was attributable to lower revenues and increase in depreciation and amortization.

Total Comprehensive Income

	For the Three Months Ended				For the Nine Months Ended
	March 31,				March 31,
	2012	2011	Increase / (Decrease)	% Increase /(Decrease)	2012	2011	Increase / (Decrease)	% Increase /(Decrease)
Total Comprehensive Income	$772,496	$798,875	$(26,379)	-3%	$1,313,835	$2,064,342	$(750,507)	-57%

Comprehensive income consists of our net income and other comprehensive income, including gain or loss from foreign currency translation. The functional currency of our Malaysian subsidiary is the Ringgit Malaysia (“RM”). The financial statements of our subsidiary are translated to U.S. dollar using the exchange rate prevailing as of the date of balance sheet for assets and liabilities, and average exchange rates (for the period) for revenue, costs and expenses. Net gains or losses resulting from foreign exchange transaction are included in the consolidated statements of operations. As a result of these translations, we reported a loss of $24,757 for the first nine months ended March 31, 2012, compared to a gain of $130,148 for the same period in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. At March 31, 2012 we had cash and cash equivalents of $18,121 compared to $17,681 at June 30, 2011. For the nine months ended March 31, 2012 and 2011, our operations were primarily funded from internally generated funds.

Operating activities. Working capital as of March 31, 2012 and June 30, 2011 amounted to $834,303 and negative working capital of $2,368,680, respectively. The increase in working capital was mainly due to decrease in accounts payables. Operating activities used net cash of $313,958 during the nine months ended March 31, 2012 and provided net cash of $390,008 during the nine months ended March 31, 2011. Net cash used in operating activities during the nine months ended March 31, 2012 was primarily attributed to a decrease in accounts receivable of $207,741, reduced noncash adjustments of $758,377 and offset by a decrease in the accounts payable amounting to $2,262,082, increased accrued liabilities of $81,906 and net income of $1,338,592. Net cash provided by operating activities during the nine months ended March 31, 2011 was primarily attributed to noncash adjustments of $945,173 and an increase in accounts payable of $1,354,901.

Investing activities. There was no investing activity during the nine months ended March 31, 2012 and 2011.

Financing activities. Cash generated from financing activities during the nine months ended March 31, 2012 of $92,774 resulted from proceeds received from our existing stockholders who exercised their warrants to purchase our common stock totaling $53,435, at an exercise price of $1.00 per share and advances by Mr. Aris and Ms. Looi totaling $39,339. Cash generated from financing activities during the nine months ended March 31, 2011 of $172,331 resulted from proceeds received from the private placement of our common stock totaling $195,224, offset by the repayment of three promissory notes totaling $20,000 and repayment to Mr. Aris and Valerie Looi in the amount of $2,500 and $393, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as March 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2012, we awarded an aggregate of 270,000 shares of our common stock to our directors and officer at $0.30 per share. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in that the offer and sale of the shares was negotiated directly with our directors and officer and did not involve a public offering.

On March 23, 2012, GMT and Soon Hock Lim (“SHL”) executed an Amended Patent and Technology License Agreement. The provisions of the Agreement required GMT to pay an additional onetime license fee of $450,000. SHL agreed to accept 1,000,000 unregistered shares of our common stock at $0.30 per share as part payment of the license fee. On March 23, 2012 we issued 1,000,000 restricted shares of our common stock to SHL. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in that the offer and sale of the shares was negotiated directly with SHL and did not involve a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE [ NOT APPLICABLE]

ITEM 5.  OTHER INFORMATION

None.

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

Global MobileTech, Inc.

May 15, 2012	By:	/s/ Mohd. Aris Bernawi
Mohd. Aris Bernawi Chief Executive Officer (Principal Executive Officer)

May 15, 2012	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)