Form 10-K
period 2012-06-30
GLOBAL MOBILETECH, INC.
filed 2012-10-24
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2012.
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ………… to ………….

000-53493
(Commission file number)

Global MobileTech, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	26-1550187
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Suite 1312 North Monroe, Suite 750

Spokane, Washington 99201

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (509) 723-1312

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             Yes [   ]   No [X]

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                      Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  Yes [X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “larger accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non- accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant based upon the closing sale price of such shares on the Over-the-Counter Bulletin Board on December 30, 2011 (last business day of most recently completed second fiscal quarter) was $2,519,385. Shares of common stock held by each officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for any other purpose. The shares of our company are currently “listed” on the NASDAQ OTC Bulletin Board Exchange, symbol “GLMB.”

As of October 24, 2012, there were 7,366,991 shares of our common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Not applicable.

TABLE OF CONTENTS

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

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. There are many factors that could cause actual results to differ materially from the forward-looking statements. For a detailed explanation of such risks, please see the section entitled “Risk Factors” beginning on page 17 of this Annual Report on Form 10-K. Such risks, as well as such other risks and uncertainties as are detailed in our SEC reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes to consolidated financial statements included elsewhere herein, and the section entitled “Management’s Discussion and Analysis and Results of Operations.”

PART I

ITEM 1.   BUSINESS

History and Background

We were organized under the laws of the State of Nevada on December 10, 2007. GMT is focused on the provision of mobile “VoIP” (Voice over Internet Protocol) communications and mobile advertising applications and services.

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement (the “License Agreement I”) with VyseTECH Asia Sdn Bhd or VTA, a Malaysian corporation. The License Agreement relates to our acquisition of the exclusive marketing rights for products developed by VTA and related VoIP services for the express purpose of selling products and related VoIP services in North America. On March 14, 2011, GMT and VTA mutually agreed to cancel the License Agreement I for the express purpose of allowing GMT to sell the products and mobile VoIP calls and mobile advertising services in North America.

On April 7, 2010, we (Trevenex Acquisitions, Inc., a wholly owned subsidiary of GMT) formed a wholly owned Malaysia subsidiary, Info-Accent Sdn Bhd (“Info-Accent”). Info-Accent was established to capitalize on business opportunities and the fast growing economies in China and countries in South East Asia such as Singapore, Vietnam, Thailand, Indonesia and Malaysia and to manage our business activities in Asia.

On April 8, 2010, Info-Accent entered into a five-year Exclusive Marketing, Distribution and License Agreement (the “License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, South Korea and Japan.

VTA has developed and commercialized, primarily in Malaysia, patented proprietary technology for a number of applications that include mobile VoIP communications, mobile advertising and mobile multimedia sharing services. The acquisition of VTA’s license by Info-Accent on April 8, 2010, together with ongoing mobile VoIP communications and mobile advertising related contracts from VTA allowed Info-Accent to enter into the mobile VoIP communications and mobile advertising business to generate revenue immediately, without being exposed to any downside risks. On June 27, 2011, Sunway Technology Development Limited (“Sunway”), the holding company of VTA agreed with VTA to rescind the Assignment Agreement dated August 28, 2009 whereby Sunway had previously assigned all its rights, title and interest in and to the patent rights under patent # 8,005,057 to VTA. Following the rescission, Sunway became the legal owner of the patent rights. The rescission did not have any material impact on GMT.

In July 2010, we expanded into the renewable energy business to provide consultancy services for the design and integration of solar photovoltaic (“PV”)-wind power generation systems and power plants for the production of biomass energy using wood residues, oil palm stems and fronds as feedstock. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

On June 27, 2011, Info-Accent entered into a Patent Purchase Agreement with Sunway to purchase the entire rights, title and interest in and to the patent rights under patent # 8,005,057 for a total consideration of $3.5 million. The acquisition of the patent enabled us to commercialize the proprietary technology, further enhance the technology and develop new mobile applications that will allow us to license to third parties globally; and provide us with the security and the independence that we need to grow our business without being subjected to any form of control or levy by a third party. Concurrent with the execution of the Patent Purchase Agreement, Info-Accent terminated the License Agreement II with VTA on June 27, 2011.

On December 15, 2011, we entered into a Patent and Technology License Agreement (the “Technology License Agreement”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to grant us non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines and Indonesia. On March 23, 2012, SHL agreed to expand the licensed territory to include Vietnam, India and South Korea. The Technology License Agreement relates to how data stored in an array of protocols are converted and seamlessly integrated into value-added applications in different formats for transmission to mobile phones.

On June 14, 2012, Info-Accent subscribed for 30 percent equity in a new joint venture company, MaxCents Sdn Bhd based in Malaysia. GMT will provide its MobiCAST (further discussed in page 9) platform, technical support and will develop and maintain the MaxCents portal (the “MaxCents portal”). Our recurring revenue streams will be comprised of fees from merchants, online/mobile banner ads and ad campaigns on behalf of our customers.

The MaxCents portal is an unique ad-funded, location based e-shopping portal that has combined advertising with an e-shopping loyalty program. Members are incentivized with reward points when they purchase goods and services from MaxCents. At the option of the community members, the reward points can be converted into cash for donation to charitable/religious organizations classified under Section 44(6) of the Income Tax Act 1967 in Malaysia and Section 501(c)(3) of the United States Internal Revenue Code. Individual taxpayers in Malaysia can claim up to 7% of their aggregate income while U.S. taxpayers may claim tax deduction up to 50% of their adjusted gross income.

MaxCents is targeted at merchants in a broad spectrum that range from small retailers to chain stores/supermarkets and brand owners seeking to sell their discounted products and services to MaxCents members. Membership is open to everyone, 18 years and above, in particular, taxpayers that have missed the opportunity to obtain tax deductions for their donations to charitable/religious organizations.

By becoming members of MaxCents community, taxpayers will be able to earn reward points each time they purchase goods and services from MaxCents. The points earned can be converted to cash for donation to charitable organizations of the member’s choice. Such donations that may be as small as a fraction of one cent could accumulate into a substantial sum through multiple transactions during the year. MobiCAST will aggregate and itemize the donations in meeting with the IRS guidelines for tax deduction eligibility.

The MaxCents portal, which is currently being beta tested, will be launched in Malaysia in the last quarter of 2012 followed by the U.S. during the second quarter of 2013.

Our corporate structure is summarized below.

Global MobileTech, Inc.
(“GMT”)
(Nevada corporation)
¯
Trevenex Acquisitions, Inc.
(“TA”)
(Nevada corporation)
Wholly owned subsidiary of GMT
¯
Info-Accent Sdn Bhd
(“Info-Accent”)
(Malaysian corporation) Wholly owned subsidiary of TA
¯
MaxCents Sdn Bhd
(“MSB”)
(Malaysian corporation) 30% owned associate company of Info-Accent

Our Business

GMT, through its wholly owned subsidiary Info-Accent, is engaged in the development and commercialization of mobile VoIP communications and mobile advertising applications.

In July 2010, we expanded into the provision of consultancy services for the design and integration of solar PV-wind power generation systems; and biomass energy production based on the methodologies developed by our Chairman, Aris Bernawi. We have two operating segments:

1.

The first segment handles the development and commercialization of mobile VoIP communications and mobile advertising solutions.

2.

The second segment is involved in the provision of consultancy services for the design and integration of solar PV-wind power generation systems and power plants for the production of biomass energy using wood residues, oil palm stems and fronds as feedstock.

Our first business segment - Mobile VoIP Communications and Mobile Advertising

Following the grant of an exclusive Marketing, Distribution, and License Agreement (the “License Agreement II”) on April 8, 2010 by VTA and the acquisition of ongoing mobile VoIP communications and mobile advertising related contracts from VTA for Asia, our subsidiary, Info-Accent, began to generate revenues from its mobile VoIP communications and mobile advertising business in Malaysia beginning in April 2010.

We provide a proprietary mobile marketing platform that enables our customers to sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, whom we call channel partners and private label partners, are marketers/advertisers who we have selected and trained and to whom we grant an exclusive territory in which they will operate. Our customers pay us a fee to utilize our proprietary platform within their exclusive territory. We provide our customers with access to mobile advertising content via our proprietary platform, as well as multimedia content production services which our customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. We utilize some of that fee revenue to purchase VoIP call capacity from third party VoIP service providers, which we provide to our customers to make available to registered mobile phone users.

Our mobile platform is driven by the combined methodologies of our patent that we acquired in June 2011 and the Technology License Agreement. Our platform provides the essential business logic, platform intelligence and central management that drives the platform and enables the application of flexible business models. We have achieved our objective by integrating our platform with internal and external enablers that are embedded in our advertising server (“Ad Server”). Our platform enables the conversion of media (text, voice, video and graphics) into value-added solutions in different protocols and formats that are seamlessly integrated for transmission to mobile phones.

Our Ad Server is driven by (i) the Mobile VoIP Gateway (“MVG”) and (ii) the Mobile Multimedia Sharing Gateway (“MMSG”). The gateways are described below.

MVG

The MVG manages VoIP call traffic and transactions while the MMSG combines the disparate sources of content, new media and location services with the MVG to offer MobiREWARDS (described below), our free mobile VoIP calls and multimedia messaging program to members of MobiCAST (described below), a network of registered mobile phone users that we operate with our channel partners/private label partner customers.

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

For security reasons, we install multiple firewalls to protect our data from virus attacks and intrusion by hackers. The integrity of data we transmit is further enhanced by using the “IMEI” (International Mobile Equipment Identity) number of the mobile phone. If the IMEI number does not match the phone number that was previously registered, the message will not be transmitted. The IMEI is a unique 17 or 15 digit code assigned by manufacturers to identify each mobile phone they produce. The router switch is provided in the communication system to serve as a gateway of the data transmitted or traffic to and from the Internet.

MMSG

The MMSG is a carrier and mobile handset neutral solution designed to provide advertisers, advertisement agencies and content developers with seamless access to our mobile advertising ecosystem. Our MMSG has the ability to:

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

Channel Partners/Private Label Partners/Customers

Info-Accent essentially derives revenue from its channel partners/private label partners/customers for access and use of the Ad Servers, the MVG and MMSG software systems and the customers utilize that system to sell mobile advertising content and multimedia content production services to the advertisers (brand and enterprise owners) and to the advertising agencies who service the advertisers. The channel partners/private label partners/customers also utilize the Ad Servers to incentivize their registered mobile users with free VoIP calls and multimedia content and in turn provide the advertisers with access to the registered mobile phone users for their advertisement banners and to attach advertising to multimedia content. Info-Accent provides a pool of contractors who produce continuous and flexible production and delivery of multimedia content to our channel partners/private label partners.

We have ten channel partners/private label partners/customers. Except for one customer who is based in Hong Kong, all our customers are located in Malaysia.

Our channel partners/private label partners/customers (who are currently all Tier 1 channel partners) in Asia are an extension of our team, playing a key role in the go-to-market strategy and our future overall success. Our lead sharing, early product information and technical/sales training are among the many benefits of our program, designed to give our channel partners a distinct sales advantage.

We offer three levels of partnership, described below, which are designed to recognize and reward our partners in the sale of our mobile advertising services.

Tier 1 -

Tier 1 Partners who qualify for the status and privileges of this category must complete the second level of our technical and sales training program. They must also demonstrate exceptional business performance, measured by revenue, support and training goals. Such partners must be actively engaged in selling our mobile advertising services and have proven to meet the most challenging advertiser requirements. Partners who meet our sales and performance targets will have an opportunity to participate in our channel partner/private label program to sell our mobile VoIP communications, mobile advertising and location based mobile-Web social network and microblogging applications under their own brand name.

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

We select potential partners who are already involved in the advertising industry and understand the concept of creating a social network to generate traffic or “eyeballs” for advertisement banners that would appear on a mobile phone screen together with messages they send or receive. Potential partners must also prove their credit worthiness and employ staffs who have been involved in organizing trivia, quizzes, contests and sales campaigns besides having a fully functional office. Once they have been selected, we agree with them on a territory that they will cover on an exclusive basis if they meet our revenue and user-base targets, and provide them with sales, marketing and technical support; and training for their staff.

MobiCAST

MobiCAST is a free access, location based mobile-web social network and microblogging service, powered by our MVG and MMSG.

No membership fee is levied on mobile phone users to join MobiCAST. MobiCAST is packaged with our MobiREWARDS program. To register as a member of MobiCAST, the user will be required to provide personal information that includes his/her name, address, mobile phone number, make and model of mobile phone, age group, areas of interest e.g. sports, cooking, gardening, etc., interest in joining a microblogging group and their unconditional permission to receive mobile advertisements from us or our channel partners/private label partners on their mobile phone.

A new member will receive a starter pack that include a certain number of reward points, instructions on how they can earn additional points from our MobiREWARDS program and information on how to microblog with other community members. The number of reward points a member could earn depends on his/her participation in marketing campaigns that we undertake with our channel/private label partners.

Illustrated below is an example on how our MobiREWARDS program used by registered mobile phone users fits into our business model for mobile advertising.

Our channel/private label partners generate revenue from the two advertisement banners that appear on the screen of the sender and receiver’s mobile phones. They return part of the revenue generated to their registered mobile phone users in exchange for viewing advertisements on their mobile phones by awarding reward points. The reward points may be redeemed to make free long distance or international calls or send multimedia messages from their mobile phones.

The mobile phone users who are part of the MobiCAST and MobiREWARDS system enroll with our channel/private label partners. The ten channel/private label partners have collectively registered more than 850,000 users as of June 30, 2012. We monitor registered mobile phone user traffic and the number of advertisements placed from our Ad Server.

June 30, 2012
Number of advertisement banners placed per month	10,224,809
Number of active registered mobile phone users who send more than 300 messages per month	> 850,000

MobiREWARDS

Our MobiREWARDS program provides advertisers with an effective means to reach a large mobile audience with a targeted sales and marketing campaign. Our program is implemented in collaboration with advertisers, and channel/private label partners that gives immediate and direct access to targeted MobiCAST members who are registered mobile phone users who have given their prior permission for our advertisements to be disseminated to their mobile phones.

We have built a business model that is mutually beneficial to all stakeholders including MobiCAST members who can exchange reward points to make long distance or international calls or send multimedia messages to their friends or other community members from their mobile phones. In collaboration with our channel partners /private label partners, we create activities for participation with reward points being used as an incentive to drive traffic to MobiCAST, increase the number of MobiCAST members and a motivation for our channel/private label partners to promote specific campaigns, auctions, contests etc. to advertisers. Apart from viewing advertisements, MobiCAST members are also encouraged to earn additional reward points by participating in:

(i)

product/service surveys,

(ii)

MobiCAST membership referral; and

(iii)

trivia, quizzes, contests and auctions.

Our second segment - Renewable Energy

We provide consultancy services for the design and integration of: (i) solar PV-wind power generation systems; and (ii) biomass energy production.

Solar PV-Wind Power Generation Systems

We help our customers to conceptualize, design and integrate solar PV-wind power generation systems. The solar PV-wind power generation systems that we design and build are based on the methodology for the optimal sizing of a solar PV-wind power generation developed by our Chairman, Aris Bernawi. The services we render include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the power generation system with solar PV to operate as a hybrid power generation system.

We derive revenues by helping our clients to:

 •

identify projects and conducts feasibility studies on the proposed projects

 •

conduct site assessment, site verification and progress inspection

 •

design and integrate solar PV-wind power generation system to adapt and customize our solar PV-wind power generation system to local climatic and geographical conditions

•

manage projects that include cost planning, tendering, negotiating and awarding of tenders, procurement, site superintendence and contract administration

 •

integrate their control system to a central data collection system that can remotely monitor the operation of the plant and provide maintenance warnings; and

 •

maintain their plant by providing computer aided maintenance management systems

On September 1, 2010, Info-Accent and our Chairman executed an Assignment Agreement whereby the Chairman assigned to Info Accent, exclusively throughout the world, all rights, title and interest in the methodology for the optimal sizing of a solar PV-wind power generation system. The methodology relates to finding the optimum configuration, among a set of system components, which meets the desired system reliability requirements with the lowest value of levelized cost of energy (“LCE”). The LCE is a procedure for determining and comparing the cost of producing energy using different solar panel and wind turbine technologies. The procedure takes into account the installed system price and associated costs such as financing, land, insurance, transmission, operation and maintenance, depreciation, carbon emission and efficiency of the solar panel and wind turbine used.

Two steps are involved in the optimal sizing procedure. The first step is to design a solar PV-wind model based on available local solar and wind data.  The second step is to optimize the sizing of a system according to the loss of power supply probability (“LPSP”) and the LCE concepts. The configuration: (i) which can meet the desired system reliability is obtained by changing the type and size of components that make up the system; and (ii) with the lowest LCE gives the optimal choice that places an important role in cost reduction as well as energy production.

We have utilized the optimal sizing procedure in the design and integration of our solar PV-wind power generation applications for:

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

Biomass Energy Production

Biomass is an organic material that includes plant matter from trees, grasses and agricultural crops. Biomass is environment friendly and can replace fossil fuels for thermal and electricity applications. Modern industrial bioenergy systems involve pyrolysis and gasification, the heating of biomass feedstock under controlled conditions to produce synthetic gas (“syngas”) and bio-oil that can be burnt to produce heat, power, or combined heat and power.

When biomass such as palm stems and fronds are gasified at 650oC, it produces condensable and non-condensable gases. The non-condensable gas also known as syngas consists of carbon dioxide, carbon monoxide, hydrogen and hydrocarbons. When quenched or cooled, the condensable gas consisting of water, methanol, tar, phenol derivatives, furfural, acetic acid and other acids will form bio-oil. If the gas is not quenched, it can be combusted along with the non-condensable gas to drive gas turbines to generate electricity. Biochar, the third combustible product, is the solid charred and carbon-rich residue that can also be used as a bio-fuel or as a soil amendment to enhance crop growth and yield. Pyrolysis-gasification plant operating conditions can be adjusted to produce different levels of competing outputs (i.e. syngas, bio-oil or biochar).

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

Current Status and Market for Renewable Energy in South East Asia

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

Countries in South East Asia

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

                                                                                                                                                     (Source:  ASEAN Center for Energy 2011)

[Remainder of page left blank.]

Competition

We face competition in our two business segments. We believe that we have competitive strengths that position us favorably in our markets. A summary of the main features of our competition is set forth below.

i)  Mobile VoIP Communications and Mobile Advertising Business

Community Networks	Current Competitors	Features
Online advertising	Google, Yahoo, Microsoft (Bing), AOL	Free search engine, location tracking + digital maps, free email and instant messaging
Mobile advertising	Third Screen Media (AOL) (U.S.), Tencent (China), Madhouse (China) and Focus Media (China)	Free instant messaging, mobile advertising and outdoor advertising
e-shopping	Groupon, Amazon, Living Social	Daily offerings of discounted deals, online and mobile shopping.
Social networking	Facebook, Twitter, LinkedIn, MySpace, Google+, DevianArt, Live Journal, Tagged.	Microblogging and free instant messaging
Combination of e-shopping, loyalty program, advertising, social network and donating to charitable organizations in exchange for tax deduction	None

Bulk discounted goods & loyalty program with reward points facilitating:

i)  subsidized purchase of discounted goods & services; or

ii)  conversion of reward points  into cash (millicents) for donation to approved charities / religious organizations in exchange for tax deduction; or

iii)   free SMS, phone calls and Internet data plan

There are currently a number of companies that provide various mobile advertising services but none offer an integrated service similar to our business model. Our uniqueness lies in our ability to enable community members to convert their reward points into cash for donation to charitable causes of their choice.  In the future, we may compete directly with mobile operators if they decide to focus on developing solutions similar to our MVG and MMSG and possibly face competition from major online businesses seeking to expand into the mobile advertising segment.

[Remainder of page left blank.]

ii) Competition in Our Renewable Energy Business

We face competition from other renewable energy consulting firms in South East Asia that include:

Consulting Firms	Country	Area of Specialization
Majutera Engineering & Management Sdn Bhd.	Malaysia	Biomass and Biogas Energy
Asia Biogas Co. Ltd.	Thailand	Biogas
Asia-Pacific Technotrade (Thailand) Ltd.	Thailand	Biomass and Solar PV Energy
Ditrolic Solar Technology Pte. Ltd.	Thailand	Solar PV Energy
Solar Power Mart Pte. Ltd.	Singapore	Solar PV Energy

Marketing and Sales Strategy

We market our product and services through the direct sales efforts of our Chairman/Chief Executive Officer and President and a network of marketing consultants. Our objective is to sell our products and services into the growing market for mobile VoIP communications and mobile advertising; and renewable energy industries. We believe that we will be able to compete favorably in the market because we always ensure that the quality of our products and services exceed our customers’ expectations, are competitively priced and delivered to our customers in a timely manner. Our business plan and operations rely on our ability to obtain and incorporate products and services provided by our suppliers into the products and services that we provide to our customers.

Government Regulations Related to Our Mobile VoIP Communications and Mobile Advertising Business

Laws and regulations that apply to Internet communications, commerce, and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the websites and could adversely affect the demand for our advertising solutions or otherwise harm our business, results of operations and financial condition. Presently, we are subjected to the laws and regulations of Malaysia. Our solutions are implemented in Malaysia and Hong Kong by our channel partners/white label partners who are subjected to the regulations of their respective countries.

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

-

Providers of IP telephony services which are similar to conventional voice telephone services would be subject to a relatively higher level of regulation (i.e. additional Special Conditions 14 to 21 may apply depending on whether it is a Class 1 or Class 2 license - explained further below). Hong Kong telephone numbers are assigned to customers of such licensees. Customers can make and receive calls to and from customers of local traditional public switched telephone network (“PSTN”). These types of services are subject to either Class 1 or Class 2 SBO licenses, both of which require compliance with additional requirements contained in the specified conditions for the SBO services, including number portability, emergency call services and backup power supply etc.

The scope of services of the SBO License is essentially similar to the scope of service of fixed telecommunications network services (“FTNS”) or fixed carrier (“FC”) licenses; the only difference is that an SBO licensee does not have any facilities-based rights. Consequently, a SBO licensee may provide local IP telephony services as well as external telecommunication services (“ETS”) and international value-added network services (IVANS). Current holders of FTNS or FC license can provide VoIP licenses without the need to apply for an SBO license.

The applicant for an SBO license should be a company incorporated in Hong Kong. There are no foreign ownership restrictions. If the applicant is a company incorporated overseas, it may still apply provided that it has registered in Hong Kong as an overseas company. We have not registered as an overseas company.

People’s Republic of China

Although we are not subject to People’s Republic of China (“PRC”) laws at this time, it will apply to us when we implement our mobile VoIP and mobile advertising services in the PRC.

The provisions of VoIP calls are regulated by the Ministry of Information Industry (“MII”). The PRC government considers VoIP calls and services to be a serious threat to the state owned telecommunication carriers, China Telecom and China Unicom and have put in place a stringent regulatory regime to limit the ability of any individuals or entities to provide VoIP calls and services. Article 7 of the Regulation on Telecommunications of the PRC (the “Telecom Regulations”) provides that no one can provide telecommunication services without first obtaining a license from a local telecommunications administration or the information industry authority of the State Council or MII. The Administrative Measures for Telecommunications Business Operating Licenses further provide that there are two types of telecommunications operating licenses for telecommunication service providers in PRC (including foreign-invested telecommunications enterprises), namely, licenses for infrastructure telecommunication services and licenses for value-added telecommunication services.

Consumer Protection and Privacy Rights

We do not facilitate the delivery of spam messages to mobile phone subscribers. Prior to the delivery of a multimedia message we ensure that there is an existing relationship between us, the channel/private label partner and the registered mobile phone user to whom the message is being delivered, in which the registered mobile phone user has agreed to receive advertising messages. We believe that a mobile phone is a personal communications device and that it should not be abused.

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

Our future channel/private label partners retain the right to use data they have obtained through explicit permission from a registered mobile phone user; for example, if a registered mobile phone user provides an email address to receive information and updates. We rely on our registered mobile phone users’ consumer privacy policies and practices, as well as the consumer privacy policies and practices of the publisher websites included in each advertising campaign. If our future channel/private label partners provide databases of their registered mobile phone users, we will use this data on behalf of those registered mobile phone users, again pursuant to their consumer privacy policies. We rely on our channel/private label partners to collect and maintain such data with the appropriate precaution and responsibility as stated in their privacy policies. The premise is that both we and our channel/private label partners (1) have an opt-in relationship with the registered mobile phone users, (2) have an opportunity to share their consumer privacy policies with their registered mobile phone users, and (3) provide an opportunity to opt-out.

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

Compliance with Environmental Laws

To date, we have not incurred any material costs for compliance with any prevailing environmental laws of Malaysia and Hong Kong.

Intellectual Property

As of June 30, 2012, we own an U.S. patent # 8,005,057 entitled “Data Communications Between Short-Range Enabled Wireless Devices Over Networks And Proximity Marketing To Such Devices” which we purchased from Sunway Technology Development Limited. The patent will expire on June 29, 2028. We consider the patent to be an important aspect of our mobile VoIP communications and mobile advertising business.

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

Research and Development

We are constantly researching and developing innovative ways to improve our productivity and efficiency to increase our revenues and profitability. During our fiscal year ended June 30, 2012 and 2011, we had expended $829,078 and $874,676, respectively on our research and development activities.

Employees and Employment Agreements

As of June 30, 2012, we had five employees based in Malaysia. An additional seven workers at Info-Accent are employed on a contract basis. Our policy is to keep key personnel on payroll while technical, marketing and administrative personnel are outsourced to third parties. We do not have any employee in the U.S. Our Chief Financial Officer is employed directly by Info-Accent. Pursuant to his Employment Agreement with Info-Accent, he also renders services to Global MobileTech.

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

RISKS RELATED TO OUR COMPANY AND OUR BUSINESS

The mobile advertising market may deteriorate or develop more slowly than expected, which could harm our business.

Advertising on mobile connected devices is an emerging phenomenon. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the Internet, such as placing banner ads on websites. Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertisers may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue.

Our business is dependent on the continued growth in usage of smartphones, tablets and other mobile connected devices.

Our business depends on the continued proliferation of mobile connected devices, such as smartphones and tablets, that can connect to the Internet as well as the increased consumption of content through those devices. Consumer usage of these mobile connected devices may be inhibited for a number of reasons, such as:

     •

inadequate network infrastructure to support advanced features beyond just mobile web access;

     •

users' concerns about the security of these devices;

     •

inconsistent quality of cellular or wireless connection;

     •

unavailability of cost-effective, high-speed internet service; and

     •

changes in network carrier pricing plans that charge device users based on the amount of data consumed.

For any of these reasons, users of mobile connected devices may limit the amount of time they spend on these devices and the number of apps they download on these devices. If user adoption of mobile connected devices and consumer consumption of content on those devices do not continue to grow, our total addressable market size may be significantly limited, which could compromise our ability to increase our revenue and profitability.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our primary competitors, develop in ways that prevent our advertising from being delivered to their users, our ability to grow our business will be impaired.

Our business model depends upon the continued compatibility of our mobile advertising platform with most mobile connected devices, as well as the major operating systems that run on them and the thousands of apps that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones.

We do not control the mobile networks over which we provide our advertising services.

Our mobile marketing platform is dependent on the reliability of network operators and carriers who maintain sophisticated and complex mobile networks, as well as our ability to deliver ads on those networks at prices that enable us to realize a profit. Mobile networks have been subject to rapid growth and technological change, particularly in recent years. We do not control these networks.

Mobile networks could fail for a variety of reasons, including new technology incompatibility, the degradation of network performance under the strain of too many mobile consumers using the network, a general failure from natural disaster or a political or regulatory shut-down. Individuals and groups who develop and deploy viruses, worms and other malicious software programs could also attack mobile networks and the devices that run on those networks. Any actual or perceived security threat to mobile devices or any mobile network could lead existing and potential device users to reduce or refrain from mobile usage or reduce or refrain from responding to the services offered by our advertising clients. If the network of a mobile operator should fail for any reason, we would not be able to effectively provide our services to our clients through that mobile network. This in turn could hurt our reputation and cause us to lose significant revenue.

Mobile device users may choose not to allow advertising on their devices.

Our business model depends in part upon our ability to collect data about the location of mobile device users when they are interacting with their devices.  The success of our business model depends on our ability to deliver targeted, highly relevant ads to consumers on their mobile devices. Targeted advertising is done primarily through analysis of data, much of which is collected on the basis of user-provided permissions. This data might include a device's location or data collected when device users view an ad or video or when they click on or otherwise engage with an ad. Users may elect not to allow data sharing for targeted advertising for a number of reasons, such as privacy concerns, or pricing mechanisms that may charge the user based upon the amount or types of data consumed on the device. Users may also elect to opt out of receiving targeted advertising from our platform. In addition, the designers of mobile device operating systems are increasingly promoting features that allow device users to disable some of the functionality, which may impair or disable the delivery of ads on their devices, and device manufacturers may include these features as part of their standard device specifications. Although we are not aware of any such products that are widely used in the market today, as has occurred in the online advertising industry, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to occur, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate revenue.

Our sales efforts require significant time and expense.

Attracting new advertiser clients requires substantial time and expense, and we may not be successful in establishing new relationships or in maintaining or advancing our current relationships. For example, it may be difficult to identify, engage and market to potential advertisers who do not currently spend on mobile advertising or are unfamiliar with our current services or platform. The novelty of our services and our business model often requires us to spend substantial time and effort educating potential advertisers about our offerings, including providing demonstrations and comparisons against other available services. This process can be costly and time-consuming. If we are not successful in streamlining our sales processes with advertisers, our ability to grow our business may be adversely affected.

Activities of our advertisers (customers) could damage our reputation or give rise to legal claims against us.

Our advertisers' promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our advertisers to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant harm to our reputation and monetary damages.

We may at times collect, store and transmit information of, or on behalf of, our customers that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to Federal laws that apply to certain types of information, such as financial information, Federal legislation has been proposed in the past that would establish broader Federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential customers, require significant expenditures of capital and other resources and cause us to lose business and revenue.

We will need additional financing for the expansion of our mobile VoIP communications and mobile advertising business in Asia and failure to raise the capital may impinge on our growth and financial results.

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

No assurances can be given that we will be able to raise such equity or debt capital in the future on terms favorable to us, or at all.  The lack of availability of additional capital could curtail our expansion in Asia.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations in the mobile VoIP and mobile advertising; and renewable energy business in Asia. Our expansion will place a significant strain on our management and our operational, accounting, and information systems. Our future success will depend upon the ability of our senior management to manage growth effectively.  This will require us to, among others:

    •

continue to improve our financial controls, operating procedures, and management information systems.

    •

hire additional personnel and effectively recruit, train, motivate, and manage our employees.

Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to the following factors, among others, that may negatively affect our operating results:

•	The announcement or introduction of new products and services by our competitors;
•	Seasonal patterns in mobile advertisers’ spending which tend to be cyclical;
•	Damage to our image and brand as a result of third-party actions, such as the failure of our third-party technology providers to deliver anticipated technology;
•	Our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•	Our ability to attract and retain key personnel in a timely and cost effective manner;
•	Timing differences at the end of each quarter between our payments to vendors and our collection of revenue;
•	The amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;
•	New regulations by foreign, federal, state or local governments; and
•	General economic conditions as well as economic conditions specific to the mobile phone industry.

As a result of the uncertain nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. We have based our current and future expense levels largely on our plans and estimates of future events, although certain of our expense levels are, to a large extent, fixed. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material and adverse effect on our business, results of operations and financial condition.  Due to the foregoing factors, our revenues and operating results are difficult to forecast.

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

We may not be able to deliver our renewable energy projects timely. Project delays and interruptions can occur for many reasons, including, but not limited to:

    •

the failure of suppliers to deliver needed components on a timely basis or of acceptable quality;

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

The successful implementation of our business plan is substantially dependent upon the contributions of our management team, project development team and technology group. Our ability to design, construct, startup and operate plants is highly reliant on the knowledge and skills of these key personnel. Moreover, we rely on these personnel to conduct research and development of our processes, products, markets and costs, and the loss of such personnel would harm our ability to successfully compete.

We are seeking to hire a significant number of personnel in fiscal 2012, including certain key management personnel. If we do not succeed in hiring excellent personnel, or retaining and motivating existing personnel, it could have a material adverse effect on our business, operating results, financial condition, cash flows and growth.

The international nature of our operations exposes us to special risks.

We currently intend to continue to operate within Asia. There are special risks related to doing business in Asia and other non-U.S. markets many of which are beyond our control, including, but not limited to:

•

unanticipated changes in tariffs, customs, duties and other trade barriers;

•

compliance with applicable foreign laws and regulations;

•

recruiting and retaining talented and capable employees in foreign countries;

•

political instability;

•

economic risks;

•

translation and transaction exposure from fluctuations in exchange rates of other currencies; and

•

the complexity and potential adverse consequences of U.S. tax laws resulting from operating in multiple countries with different laws and regulations.

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

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property, which includes trade secrets, copyrights, trademarks, domain names and patent applications, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

We have licensed in the past, and expect to license in the future, some of our proprietary rights to third parties. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect our intellectual property and us. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our mobile advertising services. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us may hurt our business.

Our success depends, in part, upon non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures or adverse consequences. The mobile telecommunications industry generally is characterized by extensive intellectual property litigation. Although our technology is relatively new and our industry is rapidly evolving, many participants that own, or claim to own, intellectual property historically have aggressively asserted their rights.

Future litigation may be necessary to defend our customers or us by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend and could:

•

adversely affect our relationships with our current or future customers;

•

cause delays or stoppages in providing our mobile advertising services;

•

divert management's attention and resources;

•

require technology changes to our platform that would cause us to incur substantial cost;

•

subject us to significant liabilities; and

•

require us to cease some or all of our activities.

In addition to liability for monetary damages against us, which may be tripled and may include attorneys' fees, or, in some circumstances, damages against our customers, we may be prohibited from developing, commercializing or continuing to provide some or all of our mobile advertising solutions unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, which may not be available on commercially favorable terms, or at all.

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

[Remainder of page left blank.]

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.   PROPERTIES

Our principal executive offices are located at Suite # 9-1-9 and 9-2-9, Jalan 3/109F, Danau Business Centre, Taman Danau Desa, 58100 Kuala Lumpur, Malaysia. This office space with an area of approximately 3,500 square feet is leased from an unaffiliated party at approximately $1,000 per month. The lease expires on March 31, 2014 and September 30, 2014 respectively.

We maintain our virtual corporate office at Suite 1312 North Monroe, Suite 750, Spokane WA 99201. This office space is leased from an unaffiliated party at $50 per month on a month-to-month basis.

We believe that our existing facilities are adequate for our current requirements and that suitable additional space will be available with commercially reasonable terms as needed to accommodate future expansion of our operations.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

[Remainder of page left blank.]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “GLMB”. Since its quotation on OTCBB on April 15, 2009, there has been limited and sporadic trading of our common stock. This is not considered an “active market”. Our historical share bid and ask prices are obtained from OTC Markets (www.otcmarkets.com). The following table sets forth the high and low bids relating to our common stock for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

	Fiscal Year 2011
Quarter Ended	High	Low
September 30	$-	$-
December 31	$-	$-
March 31	$-	$-
June 30	$-	$-

	Fiscal Year 2012
Quarter Ended	High	Low
September 30	$0.60	$0.37
December 31	$0.38	$0.36
March 31	$0.51	$0.15
June 30	$0.46	$0.21

Our transfer agent is Nevada Agency and Trust Company, 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

As of October 24, 2012, 7,366,991 shares of our common stock were issued and outstanding. There were 66 holders of record of our common stock. On October 23, 2012, the closing trade price for our common stock was $0.08 per share.

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

[Remainder of page left blank.]

Equity Compensation Plan Information

The following table sets forth-certain information about the common stock available for issuance under our compensation plan of June 30, 2012.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plan approved by security holders (1)	440,000	$0.284	560,000
Equity compensation plans not approved by security holders	-	$-	-
Total	440,000	$0.284	560,000

(1)

On December 10, 2007, the shareholders of Trevenex Resources, Inc. our predecessor company, adopted the 2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan (“2007 Plan”) with 1,000,000 shares of common stock reserved for issuance under the Plan under which the Board of Directors may grant incentive or non-statutory stock options to our officers, directors, employees, consultants and advisors. The 2007 Plan was filed as an exhibit to our Registration Statement on Form S-1 on July 16, 2008.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

All securities that we have sold or issued during the past three years, but were not registered under the Securities Act of 1933, as amended, have been reported in our previously filed quarterly reports on Form 10-Q and previously filed current reports on Form 8-K. See also our notes to financial statements – Stockholders’ Equity, in this report. The following is a summary of our sales and issuances of unregistered securities during the fourth fiscal quarter of 2012.

On June 1, 2012, we entered into a Second Amended Patent and Technology License Agreement (Amended Technology License Agreement II”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to accept 500,000 unregistered shares of our common stock at $0.30 per share for an aggregate sum of $150,000 in lieu of cash payment. On June 6, 2012, we issued 500,000 restricted shares of our common stock to SHL. We claim an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

[Remainder of page left blank.]

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

(i) Mobile VoIP Communications and Mobile Advertising Services

We provide a proprietary mobile marketing platform which enables our customers to sell advertisement banners on the mobile phones of persons who have registered with them. Mobile phone users are incentivized to consent to receiving advertisement banners by a rewards program that allows mobile phone users to earn rewards points to make long distance and international calls and to send multimedia messages from their mobile phones. Our customers, whom we call channel partners and private label partners, are marketers/advertisers who we have select and train and to whom we grant an exclusive territory in which they will operate. Our customers pay us a fee to utilize our proprietary platform within their exclusive territory. We provide our customers with access to mobile advertising content via our proprietary platform, as well as multimedia content production services which our customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. We utilize some of that fee revenue to purchase VoIP call capacity from third party VoIP service providers, which we provide to our customers to make available to registered mobile phone users.

Our mobile platform is driven by the combined methodologies of our patent which we acquired in June 2011 and the Technology License Agreement. Our platform provides the essential business logic, platform intelligence and central management that drives the platform and enables the application of flexible business models. We have achieved our objective by integrating our platform with internal and external enablers that are embedded in our Ad Server. Our platform enables the conversion of media (text, voice, video and graphics) into value-added solutions in different protocols and formats that are seamlessly integrated for transmission to mobile phones.

We intend to leverage on the exponential growth of mobile phone ownership and usage; and the proliferation of mobile social networks in Asia to further enhance our mobile VoIP communications and mobile advertising business in the region.

(ii) Renewable Energy

We help our customers to conceptualize, design and integrate solar PV-wind power generation systems. The solar PV-wind power generation systems that we design and build are based on the methodology for the optimal sizing of a solar PV-wind power generation developed by our Chairman, Aris Bernawi. The services we render include site assessment, site verification, power system modeling and analysis, engineering design, project management, progress inspection, installation and integration of the power generation system with solar PV to operate as a hybrid power generation system.

We generate revenues from services we render to our customers that include the provision of consultancy services for the design and integration of solar PV-wind power generation systems and power plants for the production of biomass energy using wood residues, oil palm stems and fronds as feedstock.

[Remainder of page left blank.]

Results of Operations

The following tables set forth our results of operations on a consolidated basis for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of Year Ended June 30, 2012 to Year Ended June 30, 2011

Statement of Operations Data	For the Years Ended
	June 30,
	2012	2011
Revenues	$15,402,130	$30,674,747
Cost of goods sold	10,772,429	25,897,718
Gross profit	4,629,701	4,777,029

Operating expenses :
Professional fees	76,587	106,283
Depreciation and amortization	1,027,594	270,550
Sales and marketing	584,681	812,435
General and administration - other	1,267,765	1,509,413
Total operating expenses	2,956,627	2,698,681

Profit from operations	1,673,074	2,078,348
Other income (expense)
Other expenses	(8,420)	(10,471)
Income before taxes	1,664,654	2,067,877
Provision for income taxes	(644,605)	(580,162)
Net income	$1,000,049	$1,487,715

Revenues

The revenues were generated from our operations by our Malaysian subsidiary, Info-Accent. For the year ended June 30, 2012, we recorded revenues of $15,402,130 comprised of $8,466,835 from our mobile VoIP and mobile advertising services segment and $6,935,295 from our renewable energy segment. Our mobile VoIP and mobile advertising segment accounted for 55% of the total revenue with 45% generated by our renewable energy segment. Our earnings were $0.17 per share and net income before tax was $1,664,654 with $578,821 or 35% from our mobile VoIP and mobile advertising segment and $1,058,833 or 65% from our renewable energy segment.

For the year ended June 30, 2011, we recorded revenues of $30,674,747 comprised of $21,463,897 from our mobile VoIP and mobile advertising services segment and $9,210,850 from our renewable energy segment. Our mobile VoIP and mobile advertising segment accounted for 70% of the total revenue with 30% generated by our renewable energy segment. Our earnings were $0.43 per share and net income before tax was $2,067,877 with $1,206,960 or 58% from our mobile VoIP and mobile advertising segment and $860,917 or 42% from our renewable energy segment.

[Remainder of page left blank.]

The following table sets forth revenues from our two business segments for the years ended June 30, 2012 and 2011:

	For the Years Ended
	June 30,
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$8,466,835	55%	$21,463,897	70%	$(12,997,062)
Renewable Energy	6,935,295	45%	9,210,850	30%	(2,275,555)
	$15,402,130	100%	$30,674,747	100%	$(15,272,617)

The lower revenue for our mobile VoIP communications and mobile advertising segment for the year ended June 30, 2012 compared to June 30, 2011 was attributed to (i) the completion of mobile VoIP communications and mobile advertising contracts that were secured during 2010; and (ii) adoption of the technology licensing model following the acquisition of U.S. patent #8,005,057 on June 27, 2011 that generated lower revenues but a higher profit margin. Our adoption of the technology-licensing model has helped us to create a new recurring revenue stream. The new model has also helped our customers to offer a more flexible pricing structure to compete more aggressively in the market. We have mitigated the impact of the lower revenue by securing new multimedia content production and e-commerce contracts that generated a higher profit margin of between 20% to 25%.

Percentage of Revenue Contribution

For the year ended June 30, 2012 and 2011, our mobile VoIP communications and mobile advertising segment accounted for 55% and 70%, respectively, of our total revenues while our renewable energy segment accounted for 45% and 30%, respectively.

Geographic Information

The following table sets forth revenues attributed to geographical location of our respective customers.

	For the year ended
	June 30,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$7,817,189	51%	$20,825,447	68%	$(13,008,258)
Renewable Energy	6,935,295	45%	9,210,850	30%	(2,275,555)
	$14,752,484	96%	$30,036,297	98%	$(15,283,813)

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$649,646	4%	$638,450	2%	$11,196
Renewable Energy	-	-	-	-	-
	$649,646	4%	$638,450	2%	$11,196

Total Revenue	$15,402,130	100%	$30,674,747	100%	$(15,272,617)

Customer Concentration

Customer concentration based on revenue contribution for the years ended June 30, 2012 and 2011; and credit concentrations at June 30, 2012 and 2011 were as follows:

	Net Sales		Accounts Receivable
	For the Years Ended		at
	June 30,		June 30,
	2012	2011	2012	2011
Mobile VoIP Communications
And Mobile Advertising
Customer A	19%	19%	18%	28%
Customer B	17%	16%	25%	34%
Customer C	19%	14%	22%	30%
Customer D	-	10%	-	-
Customer E	-	11%	-	-
Customer F	-	10%	-	-
Customer G	-	-	-	-
Customer H	16%	-	10%	-
Customer I	-	-	25%	-
	71%	80%

Renewable Energy			-	-
Customer J	19%	26%	-	-
Customer K	32%	25%	-	-
Customer L	19%	23%	-	-
Customer M	30%	26%
	100%	100%	100%	92%

For the year ended June 30, 2012, four customers from Malaysia accounted for 71% of the revenue from our mobile VoIP communications and mobile advertising segment; and four customers from Malaysia accounted 100% of the revenue from our renewable energy segment. For the year ended June 30, 2011, six customers from Malaysia accounted for 80% of the revenue from our mobile VoIP communications and mobile advertising segment; and four customers from Malaysia accounted 100% of the revenue from our renewable energy segment.

These significant customers play an important role in our revenue. If we are unable to retain any of the significant customers from our mobile VoIP communications and mobile advertising segment and any of the four significant customers from our renewable energy segment, it will have a material adverse effect on our results of operations and financial condition. We have increased our marketing efforts to increase our customer base to reduce our reliance on the four significant customers from our mobile VoIP communications and mobile advertising segment. To preempt the possible loss of our customers, we have increased our marketing efforts to appoint additional channel partners and private label partners to reduce the concentration of each customer to below 10%.

[Remainder of page left blank.]

Cost of Goods Sold

Cost of goods sold for the years ended June 30, 2012 and 2011 were as follows:

	For the Years Ended
	June 30,
	2012		2011
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$5,343,013	50%	$18,528,325	72%	$(13,185,312)
Renewable Energy	5,429,416	50%	7,369,393	28%	(1,939,977)
	$10,772,429	100%	$25,897,718	100%	$(15,125,289)

The decrease in cost of goods sold was due to a decrease in revenues from our mobile VoIP communications and mobile advertising segment.

Vendor Concentration

Vendor concentration for the years ended June 30, 2012 and 2011; and credit concentrations at June 30, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	for the year ended		at
	June 30,		June 30,
	2012	2011	2012	2011
Mobile VoIP Communications
And Mobile Advertising
Vendor A	35%	25%	-	18%
Vendor B	-	23%	-	19%
Vendor C	-	18%	-	-
Vendor D	19%	15%	27%	-
Vendor E	16%	11%	-	-
Vendor F	24%	-	14%	25%
Vendor G	-	-	52%
Vendor H	-	-		26%
	94%	92%

Renewable Energy
Vendor A	39%	51%	-	-
Vendor B	61%	49%	-	-
	100%	100%	93%	88%

We outsource our mobile advertising work to our vendors to: (i) accelerate the commercial rollout of our business, (ii) minimize our up-front investment and financial risks, (iii) enable us to offer products and services to our customers that we believe are best-in-class; and (iv) allow us to focus on our core competency in the development of mobile VoIP communications and mobile advertising applications. We have adopted a similar model in rolling out our solar PV-wind power generation business. All our vendors are located in Malaysia.

Gross Profit

	For the Years Ended
	June 30,
	2012		2011
	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)
Mobile VoIP Communications and Mobile Advertising	$3,123,822	67%	$2,935,572	61%	$188,250
Renewable Energy	1,505,879	33%	1,841,457	39%	(335,578)
	$4,629,701	100%	$4,777,029	100%	$(147,328)

Gross profit margin for the years ended June 30, 2012 and 2011 were as follows:

	For the Years Ended
	June 30,
	2012	2011

Mobile VoIP Communications and Mobile Advertising	37%	14%
Renewable Energy	22%	20%
Overall Gross Profit Margin	30%	16%

Following our acquisition of the U.S. patent # 8,005,057 in June 2011, we phased-in our technology licensing model during the first fiscal quarter of 2012. The cost of goods associated with our licensing model is approximately 41% of revenue compared to between 85% - 95% for our mobile VoIP communications and mobile advertising contracts. The lower cost has generated higher gross profit margins of 37% for year ended June 30, 2012 compared to profit margins of approximately 14% generated by our mobile VoIP communications and mobile advertising contracts in 2011.

Operating Expenses

	For the year ended
	June 30,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Other General & Administration	$1,267,765	$1,509,413	$(241,648)	(19%)
Depreciation & Amortization	1,027,594	270,550	757,044	74%
Professional Fees	76,587	106,283	(29,696)	(39%)
Sales & Marketing	584,681	812,435	(227,754)	(39%)
Total Operating Expenses	$2,956,627	$2,698,681	$257,946	9%

Our total operating expenses for the year ended June 30, 2012 were $2,956,627 compared to $2,698,681 for the year ended June 30, 2011. The increase of $257,946 or 39% in our operating expenses was attributable primarily to an increase in provision for depreciation and amortization of assets.

For the year ended June 30, 2012, other general and administrative expenses decreased by $241,648 or 19% to $1,267,765 from $1,509,413 for the year ended June 30, 2011. The decrease was primarily attributable to a decrease in stock-based compensation to our directors and officers of $184,087 and decrease in development cost of $45,598 in connection with our patent purchase. For the year ended June 30, 2012, 65% of the total general and administrative expenses was for development cost, 9% was for administration and clerical costs, 7% was for stock-

based compensation, 4% was for payroll, and 15% was for other expenses such as royalty, upkeep of office, rental of office space and utilities.

Professional fees for June 30, 2012 were $76,587 compared to $106,283 for June 30, 2011. The decrease of $29,696 was primarily attributable to a decrease in accounting fees.

For the year ended June, 2012, we incurred sales and marketing expenses of $584,681 compared to $812,435 for the year ended June 30, 2011, a decrease of $227,754 or 39%. The sales and marketing expenses relate to the promotion and marketing of Info-Accent's mobile advertisement and microblogging services and renewable energy services in Asia.

Provision for Income Taxes

For the year ended June 30, 2012, we recorded a deferred income tax provision of $664,605.  For the year ended June 30, 2011, we recorded a deferred income tax provision of $576,736 and a provision for income tax of $3,426. In 2012 and 2011, we did not record any tax benefit for the losses incurred in the U.S. by effecting a 100% valuation allowance on the potential benefit as per ASC topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income

	For the year ended
	June 30,
	2012	2011	Increase / (Decrease)	% Increase /(Decrease)
Net Income	$1,000,049	$1,487,715	$(487,666)	(49%)

The decrease in net income was attributable to lower revenues and increase in depreciation and amortization.

Total Comprehensive Income

	For the year ended
	June 30,
	2012	2011	Increase / (Decrease)	% Increase /(Decrease)
Total Comprehensive Income	$768,761	$1,567,448	$(798,687)	(104%)

Comprehensive income consists of our net income and other comprehensive income, including gain or loss from foreign currency translation. The functional currency of our Malaysian subsidiary is the Ringgit Malaysia (“RM”). The financial statements of our subsidiary are translated to U.S. dollar using the exchange rate prevailing as of the date of balance sheet for assets and liabilities, and average exchange rates (for the period) for revenue, costs and expenses. Net gains or losses resulting from foreign exchange transaction are included in the consolidated statements of operations. As a result of these translations, we reported a loss of $231,288 for the year ended June 30, 2012, compared to a gain of $79,733 for the same period in 2011.

Liquidity and Capital Resources

For the year ended June 30, 2012, our principal sources of liquidity included cash and cash equivalents of $18,655 compared to $17,681 at June 30, 2011. In addition, as of at June 30, 2012 and 2011, accounts receivable, net of allowances were $1,369,514 and $2,319,265, respectively. As of June 30, 2012 and 2011, we had a working capital deficit of $217,728 and $2,368,680, respectively. The change in working capital was primarily the result of our acquisition of the U.S. patent license totaling $1.05 million, and purchase of property, plant and equipment totaling approximately $1.45 million. The acquisition of these assets offset the increase in cash and accounts receivable.

For the year ended June 30, 2012, we generated $1,698,140 of cash from operations which was derived from a net profit of $1,000,049, increased by adjustments for depreciation, amortization and other adjustments of $1,783,479 and decreased by changes in operating assets and liabilities of $1,085,388.  For the same period in 2011, we generated $3,449,193 of cash from operations which was derived from a net profit of $1,487,715, increased by adjustments for depreciation, amortization and other adjustments of $1,132,537 and increased by changes in operating assets and liabilities of $828,941.

Investment activities consumed cash in the amount of $1,653,416 consisting of capital expenditures for purchase of patent and technology license; property, plant and equipment for the year ended June 30, 2012. For the same period in 2011, investment activities consumed cash in the amount of $3,755,832 consisting of capital expenditures for purchase of patent, property, plant and equipment.

Financing activities provided net cash in the amount of $89,751. During the year ended June 30, 2012, $53,435 was raised from a private placement of our common stock and $36,316 represents amount owing to our directors. During the year ended June 30, 2011, financing activities provided net cash in the amount of $203,938. We repaid the promissory notes of $500 and $17,500 that we issued to Marycliff Investment Corp. and Peter Swan Investment-Management Ltd., respectively.  In addition, $203,224 was raised from a private placement of our common stock and $18,714 represents amount owing to our directors.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. We have disclosed all significant accounting policies in Note 1 to the financial statements included in this Form 10-K. Our critical accounting policies are:

Currency Conversion

The business of our mobile VoIP communications and mobile advertising and renewable energy business is generally conducted in Malaysia. Our financial statements are translated from Ringgit Malaysia into U.S. Dollars in accordance with Accounting Standards Codification topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. We apply the revenue recognition principles set forth under SEC Staff Accounting Bulletin 104 (“SAB 104”) and we consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Share-Based Compensation

We use various forms of equity compensation, including stock options and nonvested stock awards, as a major part of our compensation programs to retain and provide incentives to our top management team members and other employees. In the past, we have also issued cash-settled SARs to employees. We account for equity compensation in accordance with Financial Accounting Standards Board - (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation.” Revisions to any of our estimates or methodologies could have a material impact on our financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[Remainder of page left blank.]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL MOBILETECH, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 AND 2011
PAGE
Report of Independent Registered Public Accounting Firm	39

Financial Statements
Consolidated Balance Sheets as of June 30, 2012 and 2011	40
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended June 30, 2012 and 2011	41
Consolidated Statement of Stockholders’ Equity for the Years Ended June 30, 2012 and 2011	42
Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011	43
Notes To Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global MobileTech, Inc.

We have audited the accompanying consolidated balance sheets of Global MobileTech, Inc. and Subsidiaries (the "Company") as of June 30, 2012 and June 30, 2011, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended June 30, 2012 and June 30, 2011.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Mobile Tech, Inc. and Subsidiaries as of June 30, 2012 and June 30, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates CPA's LLC

Lake & Associates CPA's LLC

Schaumburg, IL

October 4, 2012

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND 2011

ASSETS
	June 30,	June 30,
	2012	2011
Current Assets:
Cash and cash equivalents	$ 18,655	$ 17,681
Accounts receivable, net	1,369,514	2,319,265
Deposit	1,948	-
Other debtors	1,751	-
Total Current Assets	1,391,868	2,336,946
Property, Plant and Equipment:
Property, plant and equipment, at cost	4,223,140	2,910,781
(Less): Accumulated depreciation and amortization	843,725	252,596
Property, Plant and Equipment, net	3,379,415	2,658,185
Other Assets:
Patent (net of accumulated amortization of $398,205 ; $65,841)	2,957,338	3,460,594
Patent & Technology License Agreement (net of accumulated
amortization of $43,750 ; $0)	1,006,250	-
Methodology & Technology Assignment (net of accumulated
amortization of $18,108 and $8,650)	31,277	43,250
Total Other Assets	3,994,865	3,503,844

Total Assets	$ 8,766,148	$ 8,498,975

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 607,372	$ 3,509,293
Accrued liabilities	939,139	85,602
Federal and other taxes on income	3,311	3,480
Patent payable	-	1,082,861
Due to related party	59,774	24,390
Total Current Liabilities	1,609,596	4,705,626
Non-Current Liabilities:
Non-current deferred income taxes	1,248,201	638,194
Total Non-Current Liabilities	1,248,201	638,194

Total Liabilities	2,857,797	5,343,820

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no
shares issued or outstanding in 2012 and 2011, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000
shares authorized; 7,216,991 and 3,652,816 shares
issued and outstanding in 2012 and 2011, respectively	7,217	3,653
Additional paid-in capital	3,653,676	1,672,805
Accumulated other comprehensive income (loss)	(153,690)	77,598
Accumulated income	2,401,148	1,401,099
Total Stockholders' Equity	5,908,351	3,155,155
Total Liabilities and Stockholders' Equity	$ 8,766,148	$ 8,498,975

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenues	$ 15,402,130	$ 30,674,747
(Less) : Cost of Goods Sold	10,772,429	25,897,718
Gross Profit	4,629,701	4,777,029
Expenses:
Professional fees	76,587	106,283
Depreciation and amortization	1,027,594	270,550
Sales and marketing	584,681	812,435
General and administrative - Other	1,267,765	1,509,413
Total Operating Expenses	2,956,627	2,698,681

Income from Operations	1,673,074	2,078,348

Other Income (Expense):
Gain (Loss) on currency translation	(8,420)	11,317
Interest expense	-	(577)
Loss on disposal of mining claims	-	(21,211)
Total Other Income (Expense)	(8,420)	(10,471)

Income Before Income Taxes	1,664,654	2,067,877

(Less) : Provision for income taxes:
Current	-	3,426
Deferred	664,605	576,736

Net Income	$ 1,000,049	$ 1,487,715

Comprehensive Income:
Foreign currency translation adjustment	(231,288)	79,733

Total Comprehensive Income	$ 768,761	$ 1,567,448

Earnings Per Common Share:
Basic	$ 0.19	$ 0.46
Diluted	$ 0.17	$ 0.43

Weighted Average Number of Common Shares
Basic	5,371,167	3,260,639
Diluted	5,724,701	3,431,876

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011
						Accumulated
					Additional	Other	Accumulated
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Income
Description	Shares	Amount	Shares	Amount	Capital	Income (Loss)	(Deficit)	Totals

Balance -June 30, 2010	-	$ -	1,895,270	$ 1,896	$ 275,331	$ (2,135)	$ (86,616)	$ 188,476
Common stock issued for cash	-	$ -	205,224	$ 205	$ 205,019	$ -	$ -	$ 205,224
Common stock issued for acquisition of fixed assets	-	$ -	460,000	$ 460	$ 371,040	$ -	$ -	$ 371,500
Common stock issued for acquisition of License Agreement	-	$ -	769,000	$ 769	$ 499,081	$ -	$ -	$ 499,850
Common stock issued for acquisition of methodology & technology assignment	-	$ -	50,000	$ 50	$ 49,950	$ -	$ -	$ 50,000
Common stock issued as compensation to directors and officers	-	$ -	270,000	$ 270	$ 269,730	$ -	$ -	$ 270,000
Common stock issued for conversion of short term payable	-	$ -	3,322	$ 3	$ 2,654	$ -	$ -	$ 2,657
Foreign currency translation adjustment	-	$ -	-	$ -	$ -	$ 79,733	$ -	$ 79,733
Net income for the period	-	$ -	-	$ -	$ -	$ -	$ 1,487,715	$ 1,487,715
Balance -June 30, 2011	-	$ -	3,652,816	$ 3,653	$ 1,672,805	$ 77,598	$ 1,401,099	$ 3,155,155

Common stock issued for cash	-	$ -	53,435	$ 53	$ 53,381	$ -	$ -	$ 53,434
Common stock issued for acquisition of Patent	-	$ -	1,000,000	$ 1,000	$ 999,000	$ -	$ -	$ 1,000,000
Common stock issued for acquisition of Patent and Technology License Agreement	-	$ -	2,240,740	$ 2,241	$ 847,760	$ -	$ -	$ 850,001
Common stock issued as compensation to directors and officers	-	$ -	270,000	$ 270	$ 80,730	$ -	$ -	$ 81,000
Foreign currency translation adjustment	-	$ -	-	$ -	$ -	$ (231,288)	$ -	$ (231,288)
Net income for the period	-	$ -	-	$ -	$ -	$ -	$ 1,000,049	1,000,049
Balance -June 30, 2012	-	$ -	7,216,991	$ 7,217	$ 3,653,676	$ (153,690)	$ 2,401,148	$ 5,908,351

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Years Ended
	June 30,
	2012	2011
Operating Activities:
Net income	$ 1,000,049	$ 1,487,715
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock option expense	10,280	-
Deferred income taxes	664,605	585,850
Income taxes	-	3,480
Depreciation and amortization	1,027,594	270,550
Common stock issued for services	81,000	272,657
Changes in assets and liabilities-
Deposit and other debtors	(3,699)	1,000
Accounts receivable - Trade	837,359	963,557
Accounts payable - Trade	(2,734,357)	246,225
Accrued liabilities	815,309	(381,841)
Net Cash Provided by Operating Activities	1,698,140	3,449,193

Investing Activities:
Purchases of property, plant and equipment	(1,453,416)	(1,992,074)
Purchase of patent and technology license agreement	(200,000)	-
Purchase of patent	-	(1,763,758)
Net Cash Used in Investing Activities	(1,653,416)	(3,755,832)

Financing Activities:
Proceeds from loan from related party	36,316	18,714
Repayment for of notes payable	-	(18,000)
Proceeds from issuance of common stock	53,435	203,224
Net Cash Provided by Financing Activities	89,751	203,938

Effect of Exchange Rate Changes	(133,501)	101,966

Net Increase (Decrease) in Cash	974	(735)

Cash - Beginning of Period	17,681	18,416

Cash - End of Period	$ 18,655	$ 17,681

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Transactions Affecting Operating, Investing and Financing Activities:
Issuance of stock for payment of patent payable	$ 1,000,000	$ -
Acquisition of patent and technology license agreement through issuance of common stock	$ 850,000	$ -

Supplemental Information of Noncash Investing and Financing Activities:

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

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Mohd. Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-hybrid power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, the Company issued 50,000 shares of its common stock at $1.00 per share to Aris Bernawi in lieu of cash payment as consideration for the Assignment. On September 1, 2010, the Company issued 50,000 unregistered shares of its common stock at $1.00 per share, to Aris Bernawi in connection with the above acquisition.

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

On April 20, 2011, Info-Accent and Powernique Technology Sdn Bhd, a Malaysian corporation, entered into a Purchase Agreement to purchase two units of Multimode Pyrolysis Reactor c/w Gasifier for a total consideration of approximately $662,000. On April 20, 2011, the Company issued 165,000 shares of its common stock at $1.00 per share as part payment of the purchase consideration.

On August 3, 2011, Info-Accent and Sunway Technology Development Limited ("Sunway"), a Hong Kong corporation executed a Supplemental Agreement to the Patent Purchase Agreement ("the Patent") whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of the Company at $1.00 per share as full and final payment for the purchase price. On August 5, 2011, GMT issued 1,000,000 restricted shares of its common stock at $1.00 per share in lieu of full and final cash payment as consideration for the Patent to Sunway.

On December 15, 2011, the Company entered into a Patent and Technology License Agreement or the “Technology License Agreement” with Soon Hock Lim (“SHL”). The provisions of the Technology License Agreement require the Company to make a onetime only license fee payment to SHL in the amount of $600,000, within 30 days of the execution of the Technology License Agreement. SHL agreed to accept 740,740 unregistered shares of the Company common stock at $0.54 per share for $400,000 in the aggregate and cash payment of $200,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock at $0.54 per share in lieu of part cash payment as consideration for the Technology License Agreement to SHL.

On March 15, 2012, GMT awarded an aggregate of 270,000 shares of the Company’s common stock to its directors and officers.

On March 23, 2012, the Company entered into an Amended Patent and Technology License Agreement or the “Amended Technology License Agreement I” with SHL. The provisions of the Amended Technology License Agreement I required the Company to make an additional onetime only license fee payment to SHL in the amount of $450,000, within 60 days of the execution of the Amended Technology License Agreement I. SHL agreed to accept 1,000,000 shares of the Company common stock at $0.30 per share or $300,000 in the aggregate and cash payment of $150,000 due within sixty days. On March 23, 2012, the Company issued 1,000,000 restricted shares of its common stock at $0.30 per share to SHL.

On June 1, 2012, GMT entered into a Second Amended Patent and Technology License Agreement or the “Amended Technology License Agreement II” with SHL. Pursuant to the Amended Technology License Agreement II, SHL agreed to accept 500,000 shares of the Company common stock at $0.30 per share for an aggregate sum of $150,000 in lieu of cash payment. On June 6, 2012, the Company issued 500,000 restricted shares of its common stock at $0.30 per share as full and final payment of the License fee.

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc. (“Global MobileTech”, “GMT” or the “Company”) was incorporated under the laws of the State of Nevada on December 10, 2007. GMT has focused on the provision of mobile VoIP communications and mobile advertising solutions and services since April 2010. In July 2010, we expanded into the renewable energy business to provide consultancy services for the design and integration of solar photovoltaic (“PV”)-wind power generation systems and power plants for the production of biomass energy using wood residues, oil palm stems and fronds as feedstock. Our entry into the renewable energy business was intended to develop additional recurring revenue streams to complement our mobile VoIP communications and mobile advertising business segment.

On March 15, 2010, we entered into a five-year exclusive Marketing, Distribution, and License Agreement (the “License Agreement I”) with VyseTECH Asia Sdn Bhd or VTA, a Malaysian corporation. The License Agreement relates to our acquisition of the exclusive marketing rights for products developed by VTA and related Voice over Internet Protocol ("VoIP") services for the express purpose of selling products and related VoIP services in North America. On March 14, 2011, GMT and VTA mutually agreed to cancel the License Agreement I for the express purpose of allowing GMT to sell the products and mobile VoIP calls and mobile advertising services in North America. Following the cancellation of the License Agreement I, GMT decided not to pursue the mobile VoIP communications and mobile advertising business in North America. GMT will direct its efforts to the renewable energy business in the United States instead.

On April 8, 2010, a wholly owned Malaysian subsidiary, Info-Accent Sdn Bhd or Info-Accent entered into a five-year exclusive Marketing, Distribution and License Agreement (“License Agreement II”) with VTA pursuant to which VTA agreed to grant Info-Accent exclusive marketing, distribution and licensing rights for mobile VoIP communications and mobile advertising products and services developed by VTA in the countries of Malaysia, China, Hong Kong, India, Indonesia, Thailand, Vietnam, Cambodia, Philippines, South Korea and Japan.

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

On December 15, 2011, GMT entered into a Patent and Technology License Agreement (the “Technology License Agreement”) with Soon Hock Lim (”SHL”) pursuant to which SHL agreed to grant the Company non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines, Indonesia.  The Technology License Agreement relates to how data stored in an array of protocols are converted and seamlessly integrated into value-added solutions in different formats and transmitted to mobile phones. On March 23, 2012, SHL agreed to expand the licensed territory to include Vietnam, India and South Korea.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The formation of Info-Accent was not subject to U.S. ASC 805-10-50-2 because it was not a business combination.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with  U.S. GAAP for annual financial statements and with Form 10-K and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Trevenex Acquisitions, Inc. and Info-Accent Sdn Bhd. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

In accordance to with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the years ended June 30, 2012, and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

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

The Company derives its revenue from sales contracts with customers with revenues being generated upon the product or services have been rendered. The Company also licenses the right to use its patent through license agreements. The annual license fee revenues are recognized when earned based on the contractual time period covered by the fees.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2012 and 2011, the Company had no allowance for doubtful accounts.

Stock-based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under FASB - ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of FASB – ASC Topic 505-50-30. Pursuant to FASB - ASC paragraph 718-10-30-6, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation (Continued)

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from FASB - ASC paragraph 718-10-S99-1 and represents the period of time the options are expected to be outstanding.

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

Earnings per Common Share

Earnings/loss per common share is computed pursuant to FASB - ASC Topic 260, Earnings per Share. Basic net income/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income/loss per share is computed by dividing net earnings/loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net income per share calculation for the year ended June 30, 2012 and 2011, as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011
Warrants issued from July 2011 to June 30, 2012 in connection with the Company’s equity financing inclusive of 53,435 warrants exercised in fiscal 2012 and remaining unexercised warrants of 116,812 shares.	116,812	123,127

Stock options issued on December 29, 2010 and March 15, 2012 to directors and officers to purchase up to an aggregate of 440,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value.	239,890	80,658

Total potentially outstanding dilutive shares	356,702	203,785

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under FASB - ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the consolidated financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s consolidated financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company has adopted FASB - ASC Topic 825, Financial Instruments, and ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, it establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and accrued interest, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2012 and 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value as of June 30, 2012 or June 30, 2011, nor gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended June 30, 2012 and 2011.

Estimates

The consolidated financial statements are prepared on the basis of U.S. GAAP. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2012 and 2011, and income and expenses for the periods then ended. Actual results could differ from those estimates made by management.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective year:

	2012	2011
Year end RM: US$1 exchange rate	3.1923	3.0376
Annual average RM: US$1 exchange rate	3.0786	3.0856

Property, Plant  and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the applicable assets, or term of the lease, whichever is shorter, if applicable. Expenditures for maintenance and repairs that do not improve or extend the life of the expected assets are expensed to operations, while expenditures for major upgrades to existing items are capitalized. Property, plant and equipment are depreciated and amortized over estimated useful lives ranging from 2 to 5 years.

Intangible Assets

Intangible assets are stated at cost, less accumulated amortization. Amortization is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives range from 5 to 10 years.

Lease Obligations

All non-cancelable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property, plant and equipment or over the term of the related lease, if shorter.

Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB - ASC 220, Comprehensive Income. ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RM to US$.

For the years ended June 30, 2012 and 2011, comprehensive income for the Company consisted of net income/loss for the period and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income. For the year ended June 30, 2012, components of our comprehensive income comprised of net income for the period of $1,000,049 and foreign currency translation loss of $231,288. For the year ended June 30, 2011, components of our comprehensive income comprised of net income for the period of $1,487,715 and foreign currency translation adjustment gain of $79,733.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consist of the following at June 30, 2012 and 2011.

	As of June 30,
	2012	2011
Computer Software	$3,580,112	$2,246,441
Plant and Machinery	630,580	662,694
Furniture	1,771	1,646
Renovation	10,677	-
	4,223,140	2,910,781
Less : Accumulated Depreciation	843,725	252,596
	$3,379,415	$2,658,185

The depreciation expense recorded was $625,655 and $224,764 for the years ended June 30, 2012 and 2011, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share, of which none have been designated or issued.

Common stock

In May 2010, the Company issued 145,270 shares of common stock in a private placement for cash of $94,426 valued at $0.65 per share and warrants to purchase 72,635 shares of common stock. Pursuant to the private placement, every two shares of the common stock purchased were entitled to a warrant to purchase one additional share of common stock at an exercise price of $1.00 per share. The warrants expire three years from the date of subscription. These warrants were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $108,742. All 72,635 warrants remain outstanding as of June 30, 2012.

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

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Common stock (Continued)

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-wind power generation system for a total consideration of $50,000. The methodology relates to finding the optimum configuration, among a set of system components, which meets the desired system reliability requirements with the lowest value of levelized cost of energy. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to Aris Bernawi in lieu of a cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Mr. Aris Bernawi in connection with the acquisition.

On September 1, 2010, GMT executed a Compensation Agreement with Valerie Hoi Fah Looi. Under the terms of the agreement, GMT issued 100,000 unregistered shares of its common stock priced at $1.00 per share to Valerie Hoi Fah Looi as compensation for her services rendered to the Company as Secretary and Director between March 25, 2010 and August 31, 2010.

On September 14, 2010, GMT entered into definitive agreements relating to the private placement of $32,214 of its securities through the sale of 32,214 shares of our common stock at $1.00 per share and three-year warrants to purchase 16,107 shares of common stock at $1.00 per share to an accredited individual. There were no fees, commissions or professional fees for services payable in conjunction with the private placement. These warrants were fully exercised on August 2, 2011 at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $16,107.

On December 7, 2010, GMT issued 674 shares of its common stock at $0.80 per share as repayment for the short–term loan payable and interest totaling $539.

On December 7, 2010, GMT issued 2,648 shares of its common stock to the former Secretary and Treasurer of the Company at $0.80 per share as repayment for the short–term loan payable and interest totaling $2,118.

In December 2010, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 62,616 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $62,616. At closing, GMT issued a three-year warrants to purchase 31,308 shares of common stock at $1.00 per share to the two non-accredited investors. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. On July 29, 2011, warrants to purchase 2,000 shares common stock of GMT were exercised by the investor at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $2,000. As of June 30, 2012, 29,308 warrants remain outstanding and were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $43,877.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On December 29, 2010, the Company awarded an aggregate of 170,000 shares of the Company’s common stock to its directors and officers. As of June 30, 2012, these stock awards were valued using the Black-Scholes option-pricing model that generated a total current fair value of $28,560.

In January 2011, GMT entered into Securities Purchase Agreements with two accredited investors for the sale of 86,394 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $86,394. At closing, GMT issued a three-year warrants to purchase 43,197 shares of common stock at $1.00 per share to the two accredited investors. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. In August 2011, the two investors exercised their warrants to purchase 10,131 and 25,197, respectively, shares of common stock of GMT at an exercise price of $1.00 per share resulting in gross proceeds of $35,328. As of June 30, 2012, 7,869 warrants remain outstanding and were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $11,781.

In February 2011, GMT entered into a Securities Purchase Agreement with an existing accredited investor for the sale of 14,000 of its common stock at $1.00 per share resulting in gross proceeds to GMT of $14,000. At closing, GMT issued a three-year warrant to purchase 7,000 shares of common stock at $1.00 per share to the existing accredited investor. The private placement, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance of exemptions provided by Rule 505 of Regulation D. These warrants were valued on the date of issuance using the Black-Scholes option-pricing model that generated a total fair value of $10,480. All 7,000 warrants remain outstanding as of June 30, 2012.

On April 7, 2011, Aris Bernawi, the Chairman of the Company, exercised his stock option to purchase 10,000 shares of common stock at an exercise price of $0.54 per share resulting in gross proceeds to GMT of $5,400.  The exercise price was based on 70% of the fair market value at the date of exercise.

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

On August 3, 2011, Info-Accent and Sunway Technology Development Limited or Sunway executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of the Company at $1.00 per share as full and final payment for the purchase price. On August 5, 2011, the Company issued 1,000,000 restricted shares at $1.00 per share of its common stock to Sunway.

In August 2011, three existing stockholders exercised their warrants to purchase 51,435 unregistered shares of common stock at an exercise price of $1.00 per share resulting in gross proceeds to GMT of $51,435.

On December 15, 2011, the Company entered into a Patent and Technology License Agreement (the “Technology License Agreement”) with Soon Hock Lim (“SHL”). The provisions of the Technology License Agreement require GMT to make a onetime only license fee payment to SHL in the amount of $600,000, within 30 days of the execution of the Technology License Agreement. SHL agreed to accept 740,740 unregistered shares of GMT’s common stock at $0.54 per share or $400,000 in the aggregate and cash payment of $200,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On March 15, 2012, the Company awarded an aggregate of 270,000 shares of its common stock to its directors and officers. These stock awards were valued on the date of award that generated a total fair value of $81,000.

On March 23, 2012, the Company entered into an Amended Patent and Technology License Agreement (the “Amended Technology License Agreement I”) with SHL. The provisions of the Amended Technology License Agreement I required GMT to make an additional onetime only license fee payment to SHL in the amount of $450,000, within 60 days of the execution of the Amended Technology License Agreement I. SHL agreed to accept 1,000,000 shares of GMT’s common stock at $0.30 per share or $300,000 in the aggregate and cash payment of $150,000 due within sixty days. On March 23, 2012, the Company issued 1,000,000 restricted shares of its common stock to SHL.

On June 1, 2012, GMT entered into a Second Amended Patent and Technology License Agreement (Amended Technology License Agreement II”) with SHL.  Pursuant to the Amended Technology License Agreement II, SHL agreed to accept 500,000 shares of GMT’s common stock at $0.30 per share for an aggregate sum of $150,000 in lieu of cash payment. On June 6, 2012, the Company issued 500,000 restricted shares of its common stock to SHL.

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

On December 29, 2010, the Company granted its directors and officers options to purchase up to an aggregate of 170,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value at the date of exercise. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 42,500 options vested on March 31, 2011, 42,500 options vested on June 30, 2011, 42,500 options vested on September 30, 2011 and the remaining 42,500 options vested on December 31, 2011.

On April 7, 2011, Aris Bernawi, the Chairman of the Company, exercised his option to purchase 10,000 shares of the Company common stock with an exercise price of $0.54 per share resulting in gross proceeds to the Company of $5,400.

On March 15, 2012, the Company granted its directors and officers options to purchase up to an aggregate of 270,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value at the date of exercise. The options are exercisable through March 15, 2017, contingent upon continuous service by the directors and officers through specified dates. 67,500 options vested on June 15, 2012, 67,500 options vested on September 15, 2012, 67,500 options will vest on December 15, 2012 and the remaining 67,500 options will vest on March 15, 2013.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Stock Option Plan (Continued)

A summary of the status of the Company’s stock options as of June 30, 2012 and 2011; and changes during 2012 and 2011 is presented below.

	As of June 30,
	2012	2011
Beginning of the fiscal year	160,000	-
Granted	270,000	170,000
Exercised	-	(10,000)
Cancelled	-	-
End of the fiscal year	430,000	160,000

Options exercisable at year end	227,500	75,000
Options unexercisable at year end	202,500	85,000

As of June 30, 2012 and 2011, there were 560,000 and 830,000, respectively, of stock options remaining available for issuance under the 2007 Plan.

The following table summarizes information about options outstanding at June 30, 2012 and 2011.

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual Life	Exercise Price
As of June 30, 2012:
For directors and officers	430,000	0.2959	0.284
Total	430,000	0.2959	0.284

As of June 30, 2011:
For directors and officers	160,000	0.5041	1.050
Total	160,000	0.5041	1.050

These stock options were valued at 70% of the fair market value using the Black-Scholes option-pricing model that generated a total fair value of $122,120 as of June 30, 2012 and $168,000 as of June 30, 2011.

Warrants

A summary of the status of the Company’s warrants as of June 30, 2012 and 2011, and changes during 2012 and 2011 is presented below.

	As of June 30,
	2012	2011
Beginning of the fiscal year	170,247	72,635
Granted	-	97,612
Exercised	53,435	-
Cancelled	-	-
End of the fiscal year	116,812	170,247

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 3 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

Warrants (Continued)

During 2011, the Company entered into Securities Purchase Agreements with various accredited investors for the sale of 195,224 of its common stock at $1.00 per share resulting in gross proceeds to the Company of $195,224. At closing, the Company issued three-year warrants to purchase 97,612 shares of common stock at $1.00 per share to the accredited investors. For the year ended June 30, 2012, four accredited investors exercised their warrants to purchase a total of 53,435 unregistered shares of common stock at an exercise price of $1.00 per share. As of June 30, 2012 and 2011, 116,812 and 170,247 warrants respectively, remained outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $27,965 as of June 30, 2012 and $254,877 for same period in 2011.

NOTE 4– INCOME TAXES

United States income tax

GMT and Trevenex Acquisitions are Nevada corporations and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the year ended June 30, 2012 and 2011 were as follows (assuming a 15 percent effective tax rate):

	Years Ended June 30,
	2012	2011
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 245	$ 1,146
Change in valuation allowance	(245)	(1,146)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets as of June 30, 2012 and 2011 as follows:

	Years ended June 30,
	2012	2011
Loss carried forward	$ 41,750	$ 41,505
Less - Valuation allowance	(41,750)	(41,505)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended June 30, 2012 and 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carried forward.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 4 – INCOME TAXES (Continued)

United States income tax (Continued)

As of June 30, 2012 and 2011, the Company had approximately $278,330 and $276,697, respectively, in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the years ended June 30, 2012 and 2011 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the years ended June 30, 2012 and 2011, respectively, are as follows:

	Years ended June 30,
	2012	2011
Current tax expense	$ -	$ 3,426
Deferred tax expense	664,605	576,736

Provision for Malaysian income tax expense	$ 664,605	$ 580,162

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2012 and 2011, the Company had related party transactions with the following persons:

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-wind power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Aris Bernawi in connection with the acquisition.

As of June 30, 2012 and 2011, the Company owed the Chairman, Chief Executive Officer and Director $18,458 and $15,842, respectively, for out-of-pocket expenses incurred in performing his duties as an Officer of the Company. The Company reimburses out-of-pocket expenses on a monthly basis.

As of June 30, 2012 and 2011, the Company owed Valerie Hoi Fah Looi, the President, Secretary and Director of the Company $41,316 and $8,548, respectively, for out-of-pocket expenses incurred in performing her duties as an Officer of the Company. The Company reimburses out-of-pocket expenses on a monthly basis.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 6 – PATENT

On June 27, 2011, Info-Accent Sdn Bhd entered into a Patent Purchase Agreement with Sunway Technology Limited (“Sunway”) to purchase the entire right, title and interest in and to the U.S. patent # 8,005,057 for a total consideration of $3.5 million. The patent relates to a certain invention entitled “DATA COMMUNICATIONS BETWEEN SHORT-RANGE ENABLED WIRELESS DEVICES OVER NETWORKS AND PROXIMITY MARKETING TO SUCH DEVICES”. The patent will expire on June 30, 2028.

Pursuant to the Patent Purchase Agreement, Sunway will receive net payment of Three Million United States Dollars (US$3,000,000) after setting off a sum of Five Hundred Thousand United States Dollars (US$500,000) previously paid by Info-Accent to VyseTech Asia Sdn Bhd (“VTA”) as a one-time license fee. Sunway received the remaining purchase consideration of $3.0 million through a combination of $2.0 million cash and issuance of 1.0 million unregistered shares of our common stock at $1.00 per share. On August 3, 2011, Info-Accent and Sunway executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of GMT at $1.00 per share as full and final payment for the purchase of the patent. On August 5, 2011, GMT issued 1,000,000 restricted shares of its common stock to Sunway.

The acquisition of the patent will enable us to commercialize the proprietary technology, further enhance the technology and develop new mobile applications that will allow us to license to third parties globally; and provide us with the security and independence that we need to growth the Company without being subjected to any form of control by a third party. Concurrent with the acquisition of the patent, Info-Accent terminated the five-year exclusive Marketing, Distribution and License Agreement with VTA on June 27, 2011.

NOTE 7 - PATENT AND TECHNOLOGY LICENSE AGREEMENT

On December 15, 2011, GMT entered into a Patent and Technology License Agreement (the “Technology License Agreement”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to grant GMT non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines and Indonesia. The provisions of the agreement require GMT to make a onetime license fee payment to SHL in the amount of $600,000, within thirty days of the execution of the Technology License Agreement. In addition to the onetime only payment, GMT will be required to pay a royalty equivalent to one percent (1%) of its gross sales which will be due and payable on or before each anniversary of the effective date of the Technology License Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The royalty will remain in perpetuity and continue to be paid beyond the life of any patent. SHL agreed to accept 740,740 shares of GMT common stock at $0.54 per share for $400,000 in the aggregate and cash payment of $200,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL.

On March 23, 2012, GMT entered into an Amended Patent and Technology License Agreement (the “Amended Technology License Agreement I”) pursuant to the Technology License Agreement signed on December 15, 2011 with SHL. Pursuant to the Amended Technology License Agreement I, SHL agreed to expand the licensed territory to include Vietnam, India and Korea. The provisions of the agreement required GMT to make additional onetime only license fee payment to SHL in the amount of $450,000, within sixty days of the execution of the Technology License Agreement. In addition to the onetime only payment, GMT will be required to pay a royalty equivalent to one percent (1%) of GMT’s gross sales which will be due and payable on or before each anniversary of the effective date of the Technology License Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The royalty will remain in perpetuity and continue to be paid beyond the life of any patent. SHL agreed to accept 1,000,000 shares of GMT common stock at $0.30 per share for $300,000 in the aggregate and cash payment of $150,000, in lieu of the original payment of $450,000. The Company issued 1,000,000 restricted shares of its common stock to SHL on March 23, 2012 and the balance of the purchase consideration totaling $150,000 was due by May 22, 2012.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 7 - PATENT AND TECHNOLOGY LICENSE AGREEMENT (Continued)

On June 1, 2012, the Company entered into a Second Amended Patent and Technology License Agreement  (the “Amended Technology License Agreement II”) with SHL. Pursuant to the Amended Technology License Agreement II, SHL agreed to accept 500,000 shares of GMT’s common stock at $0.30 per share for $150,000 in lieu of cash payment. On June 6, 2012, the Company issued 500,000 restricted shares of its common stock to SHL as full and final payment of the license fee.

NOTE 8 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-wind power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Aris Bernawi in connection with the acquisition.

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

Two steps are involved in the optimal sizing procedure. The first step is to design a solar PV-wind model based on available local solar and wind data. The second step is to optimize the sizing of a system according to the loss of power supply probability (“LPSP”) and the LCE concepts. The configuration: (i) which can meet the desired system reliability is obtained by changing the type and size of components that make up the system; and (ii) with the lowest LCE gives the optimal choice that places an important role in cost reduction as well as energy production.

The Company has utilized the optimal sizing procedure in the design and integration of its solar PV-wind power generation applications for:

1.   rural and remote island electrification,

2.   powering remote radio base stations,

3.   potable water production; and

4.   potable water production and organic vegetable cultivation.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 9 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

For year ended June 30, 2012 and 2011, five customers and three customers, respectively, accounted for the trade accounts receivables. Credit concentration in the form of accounts receivables as at June 30, 2012 and 2011 were as follows:

	Accounts Receivable at
	June 30,
	2012	2011
Customer A	18%	28%
Customer B	25%	34%
Customer C	22%	30%
Customer H	10%	-
Customer I	25%	-
	100%	92%

Vendor Concentration

Vendor concentration for the years ended June 30, 2012 and 2011 were as follows:

	Accounts Payable at
	June 30,
	2012	2011
Vendor A	-	18%
Vendor B	-	19%
Vendor D	27%	-
Vendor E	-	-
Vendor F	14%	25%
Vendor G	52%
Vendor H	-	26%
	93%	88%

Three vendors and four vendors accounted for substantially all cost of goods sold during the year ended June 30, 2012 and 2011, respectively.

NOTE 10  - SEGMENT INFORMATION

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

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 10  - SEGMENT INFORMATION (Continued)

The following table sets forth the information and percentage of revenue attributable to each of the Company's operating segments.

	For the Years Ended
	June 30,
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$8,466,835	55%	$21,463,897	70%
Renewable Energy	6,935,295	45%	9,210,850	30%
	$15,402,130	100%	$30,674,747	100%

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$5,343,013	50%	$18,528,325	72%
Renewable Energy	5,429,416	50%	7,369,393	28%
	$10,772,429	100%	$25,897,718	100%

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$3,123,822	67%	$2,935,572	61%
Renewable Energy	1,505,879	33%	1,841,457	39%
	$4,629,701	100%	$4,777,029	100%

Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$578,821	35%	$1,206,960	58%
Renewable Energy	1,085,833	65%	860,917	42%
	$1,664,654	100%	$2,067,877	100%

The following table sets forth information on segment assets attributable to each of the Company's operating segments.

	As of June 30,
	2012	2011
Segment assets
Total Assets
Mobile VoIP Communications and Mobile Advertising	$6,867,487	$7,826,165
Renewable Energy	1,898,661	672,810
	$8,766,148	$8,498,975

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The summarized quarterly results of operations of the Company for the years ended June 30, 2012 and 2011 are presented below:

	Year ended June 30, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$2,932,696	$4,378,157	$4,004,422	$4,086,855
Gross profit	862,402	1,285,861	1,246,058	1,235,380
Operating costs and expenses	454,871	858,948	615,664	1,027,144
Income (Loss) before income taxes	407,531	426,913	630,395	199,815
Net income (loss)	381,982	375,289	581,322	(338,544)
Earnings per common share
Basic	$0.11	$0.08	$0.10	$(0.05)
Diluted	$0.11	$0.07	$0.10	$(0.05)

Weighted average shares outstanding
Basic	3,633,026	4,712,339	5,584,464	6,881,826
Diluted	3,620,150	5,042,586	5,953,282	7,482,073

	Year ended June 30, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$8,054,126	$8,183,586	$8,094,496	$6,342,539
Gross profit	1,246,408	1,267,192	1,253,243	1,010,186
Operating costs and expenses	355,203	536,845	379,405	1,427,228
Income (Loss) before income taxes	890,858	708,906	873,838	(405,725)
Net income (loss)	734,635	460,792	738,773	(446,485)
Earnings per common share
Basic	$0.36	$0.15	$0.22	$(0.13)
Diluted	$0.35	$0.14	$0.20	$(0.12)

Weighted average shares outstanding
Basic	2,043,537	3,144,390	3,395,514	3,512,693
Diluted	2,073,341	3,235,138	3,694,610	3,842,940

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08 to Topic 350, Intangibles - Goodwill and Other. ASU 2011-08 amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The amended guidance results in a change in the procedures for assessing goodwill impairment and will not have an impact on the Company’s financial position and results of operations.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2011, the FASB issued amended ASU 2011-09, Compensation-Retirement - Benefit-Multiemployer Plans (Subtopic 715-80) relates to an employer’s participation in a multiemployer pension and other postretirement benefit plans to require that employers provide additional quantitative and qualitative disclosures for these types of plans. The amended guidance is effective for us on a retrospective basis commencing in the fourth quarter of 2012. Earlier adoption is permitted. The provisions of ASU 2011-09, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued disclosure guidance ASU 2011-12, Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. In order to defer only those changes in ASU 2011-05 that relates to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. These provisions are effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years; however, early adoption is permitted. The provisions of ASU 2011-05, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements

NOTE 13 – OPERATING LEASES

On March 2, 2012, Info-Accent Sdn Bhd entered into an office space lease agreement with an unaffiliated party. The lease contains a two-year renewal option.

The lease term is two years and expires on March 31, 2014. The minimum lease payments as required under this lease agreement for the years ending June 30, are as follows:

2013	$5,067
2014	$3,800

Rent expense for the year ended June 30, 2012 was $26,465.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 14 – SUBSEQUENT EVENTS

On September 4, 2012, Info-Accent Sdn Bhd entered into a second office space lease agreement with an unaffiliated party. The additional office space, adjoining to the existing principal office in Kuala Lumpur, Malaysia, was leased to cope with Info-Accent’s increased staff intake and expansion of its operations in South East Asia. This lease expires in September 2014.

On September 18, 2012, two directors of the Company exercised their stock option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.124 per share resulting in gross receipt to the Company of $18,600. The aggregate purchase price was set off against the amount due to the optionees at the date of exercise. The exercise price was based on 70% of the fair market value at the date of exercise.

On September 26, 2012, Matthew Riedel resigned as an independent director of the Company.

[Remainder of page left blank.]

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report.  Such system of controls and procedures were designed to obtain reasonable assurance of achieving their control objective. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer, has concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States;  (iii) that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following sets forth certain information with respect to each of our directors and executive officers as of October 24, 2012.

Name	Age	Position and Office	Year Appointed
Mohd. Aris Bernawi	59	Chairman, Director, Chief Executive Officer	2010
Valerie Hoi Fah Looi	54	President, Secretary, Director	2010
Chee Hong Leong	46	Director	2010
Hon Kit Wong	35	Treasurer, Chief Financial Officer	2010

Set forth below is a brief description of the recent employment and business experience of our directors and officers:

Mohd. Aris Bernawi, 59, currently serves as Chief Executive Officer, Chairman and Director of Global MobileTech, Inc. and our wholly owned U.S. subsidiary, Trevenex Acquisitions, Inc. He has 34 years experience in shared telecommunications infrastructure (domestic and international) management, resource assignment for wired and wireless services, including the creation of computerized management and monitoring of resource assignment (spectrum and numbering). Prior to his appointment as Chairman and Director of Global MobileTech, he served as Senior Director at the Malaysian Communications and Multimedia Commission (“MCMC”) from 1999 to 2010, specializing in government communications and multimedia regulatory mediation. He is a Fellow of the Institution of Engineers Malaysia (IEM), registered with Board of Engineers Malaysia (BEM), member of the Institution of Engineering and Technology (IET) and chartered engineer with Engineering Council, United Kingdom.

Valerie Hoi Fah Looi, 54, currently serves as President, Secretary and Director of Global MobileTech and our wholly owned U.S. subsidiary, Trevenex Acquisitions, Inc.  Prior to joining our company, Ms. Looi served as a Director of China Mobile Media, Inc. from April 2009 to March 2010. She held the position of Director and Secretary at Secured Digital Applications, Inc. from April 1999 to March 2009. She has over 30 years of experience in corporate affairs and human resource management. Ms. Looi obtained her Diploma in Management from the Malaysian Institute of Management.

Chee Hong Leong, 46, graduated with a Bachelor of Arts in Accounting from Ulster University, Northern Ireland in 1989. He has been a Fellow of the Association of Chartered Certified Accountants, United Kingdom since 1999 and a Chartered Accountant of the Malaysian Institute of Accountants since 1994. He is currently serving as the General Manager of a China based multinational company, ICP Jiangmen Co. Ltd., a subsidiary of IJM Corporation Berhad. IJM Corporation Berhad, a Malaysian public listed company, is one of Malaysia’s leading construction company. Its business activities encompass construction, property development, manufacturing, quarrying, infrastructure concessions and plantations. He brings with him over 16 years of experience in financial accounting, management and working for publicly held companies.

Hon Kit Wong, 35, is currently serving as the Chief Financial Officer of Global MobileTech, as well as our wholly owned Malaysian subsidiary Info-Accent and our wholly owned U.S. subsidiary Trevenex Acquisitions, Inc.  In his current position, he is responsible for the financial and accounting functions of our company. From January 2007 to February 2010, he served as a Finance Manager of VyseTECH Asia Sdn Bhd. He graduated with a Bachelor of Arts (Accounting and Finance) from University of East London, United Kingdom in September 2000. He have over 12 years of working experience in accounting and finance, operations and management, and has utilized his experience to implement and evaluate the effectiveness of internal control over financial reporting.

Director Independence

Our Board of Directors has determined one of the three directors is independent. Chee Hong Leong, serving on our audit committee is “independent” based on the more independence standard of the NASDAQ Stock Market applicable to directors serving on audit committees until their resignation

Section 16(a) Beneficial Ownership Reporting Compliance.

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

Committees of the Board of Directors

Audit Committee.  On April 15, 2010, our Board of Directors established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee has the authority to retain and terminate the services of our independent accountants, review annual and quarterly financial statements, and consider matters relating to accounting policy and internal controls. The current members of the Audit Committee are Chee Hong Leong and Valerie Hoi Fah Looi. The Board of Directors has determined that Mr. Chee Hong Leong, Chairman of the Audit Committee, qualified as a "financial expert" as defined under SEC rules. The Board of Directors has determined that Chee Hong Leong met the SEC definition of an "independent" Director. The Audit Committee Charter was filed as an exhibit to our annual report on Form 10-K filed on September 29, 2008 and is available on the Corporate Governance section of our website at www.globalmobiletech.com. The contents of our website shall not be deemed to be incorporated herein.

Compensation Committee.  The current members of our Compensation Committee are Mohd. Aris Bernawi, and Valerie Hoi Fah Looi. Our Compensation Committee reviews, approves and makes recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our Board of Directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee is responsible for the determination of the compensation of our Chief Executive Officer, and shall conduct its decision making process with respect to that issue without the Chief Executive Officer present. The Compensation Committee Charter was filed as an exhibit to our annual report on Form 10-K filed on September 29, 2008 and is available on the Corporate Governance section of our website at www.globalmobiletech.com. The contents of our website shall not be deemed to be incorporated herein.

Corporate Governance and Nominating Committee.  The current members of our Corporate Governance and Nominating Committee are Mohd. Aris Bernawi, and Valerie Hoi Fah Looi. The Committee’s role is to make recommendations to our Board of Directors as to the size and composition of the Board of Directors and its committees, and to evaluate and make recommendations as to potential candidates. The Committee may consider candidates recommended by stockholders as well as from other sources such as directors or officers, third party search firms or other appropriate sources. The Corporate Governance and Nominating Committee may consider all factors it deems relevant such as a candidate’s personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry in which we operate, possible conflicts of interest; and the extent to which the candidate would fill a present need on the Board of Directors. The Corporate Governance and Nominating Committee Charter was filed as an exhibit to our annual report on Form 10-K filed on September 29, 2008 and is available on the Corporate Governance section of our website at www.globalmobiletech.com. The contents of our website shall not be deemed to be incorporated herein.

[Remainder of page left blank.]

ITEM 11.   EXECUTIVE COMPENSATION

A. Summary Compensation Table

The following table summarizes all compensation recorded by us in the last two fiscal years ending June 30, 2012 and 2011 for our principal executive officer and our principal financial officer as executive officers. These individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Fees Earned or Paid in Cash / Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
				(1)	(2)
Mohd. Aris
Bernawi
(appointed CEO on	2012	7,782	-	24,000	22,720	-	-	-	54,502
November 23, 2011)	2011	7,686	-	59,996	42,000	-	-	50,000	159,682

Valerie Looi
(appointed President	2012	-	-	24,000	22,720	-	-	-	46,720
on November 23, 2011)	2011	-	-	139,616	42,000	-	-	-	181,616

Aik Fun Chong (3)
former President &
CEO of GMT
(Relinquished both
positions on	2012	12,495	-	-	-	-	-	-	12,495
on November 23, 2011)	2011	29,168	-	22,499	15,750	-	-	-	67,417

Hon Kit Wong
CFO, Treasurer	2012	27,870	-	15,000	14,200	-	-	-	57,070
	2011	23,334	-	22,499	15,750	-	-	-	61,583

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

On December 29, 2010, we awarded an aggregate of 110,000 shares of our common stock to our named executive officers.

On March 15, 2012, we awarded an aggregate of 210,000 shares of our common stock to our named executive officers.

(2)

Reflects the dollar amount we expensed during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. On December 29, 2010, GMT granted to its named executive officers options to purchase up to an aggregate of 15,000 shares each of common stock with an exercise price of 70% of the fair market value at the date of exercise of the stock options. The options are exercisable through December 29, 2015, contingent upon continuous service by the named executive officers through specified dates. 7,500 options vested on March 31, 2011, 7,500 options vested on June 30, 2011, 7,500 options vested on September 30, 2011 and the remaining 7,500 options vested on December 31, 2011.

On March 15, 2012, we granted our named executive officers options to purchase up to an aggregate of 210,000 shares of our common stock at an exercise price of 70% of the fair market value at the date of exercise. The options are exercisable through March 15, 2017, contingent upon continuous service by the directors and officers through specified dates. 52,500 options vested on June 15, 2012, 52,500 options vested on September 15, 2012, 52,500 options will vest on December 15, 2012 and the remaining 52,500 options will vest on March 15, 2013.

(3)

Aik Fun Chong was paid RM7,500 (approximately US$2,431) per month pursuant to an Employment Agreement with Info-Accent dated May 14, 2010. He also rendered services to Global MobileTech pursuant to his Employment Agreement with Info-Accent. On November 23, 2011, Mr. Chong relinquished his post as the President and CEO of GMT while continuing to serve as the CEO of Info-Accent.

(B) Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards granted to our directors and named executive officers that are outstanding at June 30, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR -END
	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested
			($)			($)		($)
	(a)	(b)	(c)
Mohd. Aris Bernawi	30,000	-	0.2840	December 29, 2015	-	-	-	-
Valerie Hoi Fah Looi	40,000	-	0.2840	December 29, 2015	-	-	-	-
Matthew J. Riedel	30,000	-	0.2840	December 29, 2015	-	-	-	-
Chee Hong Leong	30,000	-	0.2840	December 29, 2015	-	-	-	-
Aik Fun Chong	15,000	-	0.2840	December 29, 2015	-	-	-	-
Hon Kit Wong	15,000	-	0.2840	December 29, 2015	-	-	-	-

Mohd. Aris Bernawi	20,000	60,000	0.2840	March 15, 2017	-	-	-	-
Valerie Hoi Fah Looi	20,000	60,000	0.2840	March 15, 2017	-	-	-	-
Matthew J. Riedel	7,500	22,500	0.2840	March 15, 2017	-	-	-	-
Chee Hong Leong	7,500	22,500	0.2840	March 15, 2017	-	-	-	-
Hon Kit Wong	12,500	37,500	0.2840	March 15, 2017	-	-	-	-

Total :	227,500	202,500			-	-	-	-

Narrative Disclosure to Outstanding Equity Awards Table

On December 29, 2010, we granted our directors and officers options to purchase up to an aggregate of 170,000 shares of common stock at an exercise price of 70% of the fair market value. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 42,500 options vested on March 31, 2011, 42,500 vested on June 30, 2011, 42,500 options vested on September 30, 2011 and the remaining 42,500 options vested on December 31, 2011.

On March 15, 2012, we granted our directors and officers options to purchase up to an aggregate of 270,000 shares of our common stock at an exercise price of 70% of the fair market value at the date of exercise. The options are exercisable through March 15, 2017, contingent upon continuous service by the directors and officers through specified dates. 32,500 options vested on June 15, 2012, 67,500 options vested on September 15, 2012, 67,500 options will vest on December 15, 2012 and the remaining 67,500 options will vest on March 15, 2013.

(a)

As of June 30, 2012, the fair market value of the total outstanding 227,500 vested stock option were valued at an exercise price of 70% of the fair market value using the Black-Scholes option-pricing model generated a total fair value of $64,610.

(b)

As of June 30, 2012, the fair market value of the total outstanding 202,500 unvested stock option were valued at an exercise price of 70% of the fair market value using the Black-Scholes option-pricing model generated a total fair value of $57,510.

(c)

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

(C). Directors’ Compensation

The following table summarizes all compensation recorded by us in the last two fiscal years ending June 30, 2012 and 2011 to our directors.

DIRECTOR COMPENSATION
Name	Fiscal Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
			(1)	(2)

Mohd Aris Bernawi	2012	7,782	24,000	22,720	-	-	-	54,502
	2011	7,686	59,996	42,000	-	-	50,000	159,682

Valerie Hoi Fah Looi	2012	-	24,000	22,720	-	-	-	46,720
	2011	-	139,616	42,000	-	-	-	181,616

Matthew J. Riedel	2012	-	9,000	8,520	-	-	-	17,520
	2011	-	44,997	31,500	-	-	-	76,497

Chee Hong Leong	2012	-	9,000	8,520	-	-	-	17,520
	2011	-	44,997	31,500	-	-	-	76,497

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

On December 29, 2010, we awarded an aggregate of 140,000 shares of our common stock to our directors.

On March 15, 2012,  we awarded an aggregate of 220,000 shares of our common stock to our directors.

(2)

On December 29, 2010, each of our directors was granted options to purchase up to an aggregate of 140,000 shares of our common stock at an exercise price of 70% of the fair market value. The options are exercisable through December 29, 2015, contingent upon continuous service by the directors and officers through specified dates. 35,500 options vested on March 31, 2011, 35,000 vested on June 30, 2011, 35,000 options vested on September 30, 2011 and the remaining 35,000 options vested on December 31, 2011.

On March 15, 2012, we granted our directors options to purchase up to an aggregate of 220,000 shares of our common stock at an exercise price of 70% of the fair market value at the date of exercise. The options are exercisable through March 15, 2017, contingent upon continuous service by the directors and officers through specified dates. 55,000 options vested on June 15, 2012, 55,000 options vested on September 15, 2012, 55,000 options will vest on December 15, 2012 and the remaining 55,000 options will vest on March 15, 2013.

[Remainder of page left blank.]

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us as of October 24, 2012 relating to the beneficial ownership of shares of our common stock and warrants by (i) any holder of more than five percent of our outstanding common stock, (ii) each named executive officers (iii) each director and nominee, and (iv) all named executive officers, directors and director nominees as a group. The percentage of beneficial ownership for the following table is based on shares of common stock outstanding.

Name and Address of Beneficial Owner	Type of	Amount and Nature of Beneficial	Percent of Class
(1)	Security	Ownership (1)
Sunway Technology Development Ltd	Common stock	834,450	11.56%
Room 2103, Futura Plaza
111 How Ming Street
Kwun Tong
Hong Kong
VyseTech Asia Sdn Bhd	Common stock	425,000	5.89%
18-1 Jalan 5/109F
Taman Danau Desa,
58100 Kuala Lumpur, Malaysia
Valerie Hoi Fah Looi (2,3)	Common stock	496,905	6.61%
Mohd Aris Bernawi (2,4)	Common stock	460,000	6.15%
Chee Hong Leong (2,5)	Common stock	120,000	1.62%
Hon Kit Wong (2,6)	Common stock	130,000	1.75%

All officers and directors as a group (4 persons)		1,206,905	16.13%

Shares of common stock subject to stock options and warrants that are currently exercisable or exercisable within 60 days of October 24, 2012 are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

The address of each person is c/o Global MobileTech, Inc. Suite1312 North Monroe, Suite 750, Spokane, Washington 99201.

(3)

The holdings of Ms. Looi include 351,270 shares of common stock, a warrant to purchase 25,635 shares of common stock at $1.00 per share and stock options to purchase 120,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(4)

The holdings of Mr. Mohd Aris Bernawi include 350,000 shares of common stock and stock options to purchase 110,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(5)

The holdings of Mr. Chee Hong Leong include 60,000 shares of common stock and stock options to purchase 60,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

(6)

The holdings of Mr. Hon Kit Wong include 65,000 shares of common stock and stock options to purchase 65,000 shares of common stock at exercise price of 70% of the fair market value at the date of exercise.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 1, 2010, Info-Accent entered into an Assignment Agreement with our Chairman, Aris Bernawi whereby the Chairman assigned to Info-Accent exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-wind power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, we issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, we issued 50,000 unregistered shares of our common stock at $1.00 per share, to Aris Bernawi in connection with the acquisition.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

From April 12, 2010 through October 26, 2010, our principal accountant was Etania Audit Group (formerly Davis Accounting Group, P.C.) (“Etania”). Etania reviewed our interim financial statements for the quarter ended March 31, 2010 and audited our financial statements for the year ended June 30, 2010.

On October 26, 2010, we appointed Lake & Associates CPA's, LLC as our principal independent accountants. On March 3, 2011, we engaged Lake & Associates to re-audit our financial statements for the year ended June 30, 2010. Lake & Associates CPA's, LLC billed an aggregate of $48,000 for the fiscal year ended June 30, 2012 for professional services rendered for the audit of our annual consolidated financial statements and review of the consolidated financial statements for the included in its quarterly reports. The aggregate fees billed by our principal accountants for services rendered for the fiscal years ended June 30, 2012 and 2011, are set forth below:

Fee Category	Year ended June 30, 2012	Year ended June 30, 2011
Audit fees (1)	$46,000	85,622
Audit-related fees (2)	-	1,250
Tax fees (3)	$2,000	3,338
All other fees (4)	-	-
Total fees	$48,000	90,210

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

[Remainder of page left blank.]

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

All services provided by Lake & Associates CPA's, LLC, during the fiscal years ended June 30, 2012 and 2011 were pre-approved by the Audit Committee in accordance with our Audit Committee Charter.

[Remainder of page left blank.]

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1 & 2.

Financial Statements and financial statement schedules required. See Item 8 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a) 3.

Exhibits specified by item 601 of Regulation S-K.

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Trevenex Resources, Inc.(1)

3.2	3.2	Bylaws of Trevenex Resources, Inc.(1)

3.3	3.1	Certificate of Amendment to Articles of Incorporation (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010) (2)

10.1	10.1	Option to Purchase Property Agreement between IBEX Minerals, Inc. and Scott Wetzel dated November 1, 2007 (1)

10.2	10.2	Assignment of Option to Purchase Property dated December 14, 2007 (1)

10.3	10.3	Form of Subscription Agreement for Common Stock (1)

10.4	10.4	2007 Non-Qualified Stock Option and Stock Appreciation Right Plan dated December 10, 2007 (1)

10.5	10.5	Bayhorse Mine Geological Report from Minex Exploration, Inc. dated May 2008 (1)

10.6	10.6	Lease agreement between Trevenex Resources and Scott Wetzel dated January 1, 2008 (2)

10.7	10.7	Corporate Governance and Director’s Nominating Committee Charter (2)

10.8	10.8	Compensation Committee Charter (2)

10.9	10.9	Audit Committee Charter (2)

10.10	10.10	Corporate Governance Guidelines (2)

10.11	10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on June 15, 2009)

10.12	10.2	Form of Notice of Intent and Conformation to Convert Debt to Shares of Restricted Common Stock (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on June 15, 2009)

10.13	10.1

Securities Purchase Agreement between Trevenex Resources, Inc. and Triax Capital Management, Inc. dated July 1, 2009 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 6, 2009)

10.14	10.2	Consulting Agreement between Trevenex Resources, Inc. and Triax Capital Management, Inc. dated July 1, 2009 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 6, 2009)

10.15	10.1

Loan Agreement between Trevenex Resources, Inc. and Marycliff Investment, Inc. dated August 14, 2009 filed as Exhibit 10.1 to the Company’s Quarter Report filed on Form 10-Q for the period ended September 30, 2009, (file no. 000-53493) filed on October 30, 2009

10.16	10.1

Loan Agreement between Trevenex Resources, Inc. and Peter Swan Investment-Consulting, Ltd. dated November 12, 2009 filed (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on November 11, 2009)

10.17	10.1

Exclusive Marketing, Distribution and License Agreement between Trevenex Resources, Inc. and VyseTECH Asia Sdn Bhd dated March 15, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on March 16, 2010)

10.18	10.1

Exclusive Marketing, Distribution and License Agreement  between Info-Accent Sdn Bhd and VyseTECH Asia Sdn Bhd dated April 8, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on April 14, 2010)

10.19	10.2	Option to Purchase Agreement between Trevenex Resources, Inc. and VyseTECH Asia Sdn Bhd dated April 8, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on April 14, 2010)

10.20	10.1	Amendment to Exclusive Marketing, Distribution and License Agreement dated April 26, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 17, 2010)

10.21	10.1	Employment Contract between Chong Aik Fun and Info-Accent Sdn Bhd dated May 14, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010)

10.22	10.2	Employment Contract between Wong Hon Kit and Info-Accent Sdn Bhd dated May 14, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on May 18, 2010)

10.23	10.1	Form of Subscription Agreement between the Company and each subscriber (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.24	10.2	Form of Warrant Purchase Agreement and Warrant (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.25	10.3	Supplemental Agreement between Info-Accent Sdn Bhd and VyseTech Asia Sdn Bhd dated July 7, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.26	10.4	Form of Registration Rights Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 13, 2010)

10.27	10.5	Form of Securities Purchase Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 22, 2010)

10.28	10.6	Registration Rights Agreement dated July 7, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on July 22, 2010)

10.29	10.1	Form of Amended Registration Rights Agreement (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on August 4, 2010)

10.30	10.1	Purchase Agreement between Digital Kiosk Technologies Sdn Bhd and Info-Accent Sdn Bhd dated August 10, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on August 12, 2010)

10.31	10.1	Assignment Agreement between Mohd Aris Bernawi and Info-Accent Sdn Bhd dated September 1, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.32	10.2	Securities Purchase Agreement dated September 1, 2010 ( (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.33	10.3	Compensation Agreement between Global MobileTech, Inc. and Valerie Looi dated September 1, 2010 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 7, 2010)

10.34	10.1	Letter Agreement between VyseTECH Asia Sdn Bhd and Global MobileTech, Inc. dated September 14, 2010 ( (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on September 17, 2010)

10.35	10.1

Cancellation Agreement and Mutual Release between VyseTECH Asia Sdn Bhd and Global MobileTech, Inc. dated March 14, 2011 (incorporated herein by reference to Form 8-K, file no. 000-53493, filed on March 17, 2011)

10.36	10.1

Patent Purchase Agreement between Info-Accent Sdn Bhd and Sunway Technology Development Limited dated June 27, 2011 filed as Exhibit 10.1 to the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2011, (file no. 000-53493) filed on October 12, 2011

10.37	10.2

Supplemental Agreement between Info-Accent Sdn Bhd and Sunway Technology Development Limited dated August 3, 2011 filed as Exhibit 10.2 to the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2011, (file no. 000-53493) filed on October 12, 2011

10.38	10.1

Patent and Technology License Agreement between Global MobileTech, Inc and Soon Hock Lim dated December 15, 2011 filed as Exhibit 10.1 to the Company’s Quarter Report filed on Form 10-Q for the period ended December 31, 2011, (file no. 000-53493) filed on February 2, 2012

10.39	10.1	Amendment # 1 to Patent and Technology License Agreement between Global MobileTech, Inc and Soon Hock Lim dated March 23, 2012. (3)

10.40	10.2	Amendment # 2 to Patent and Technology License Agreement between Global MobileTech, Inc and Soon Hock Lim dated June 1, 2012. (3)

14.1	14.1	Code of Business Conduct and Ethics (2)

14.2	14.2	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (2)

21.1		List of Subsidiaries (3)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (3)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (3)

32.1	Section 1350 Certification of Chief Executive Officer (3)

32.2	Section 1350 Certification of Chief Financial Officer (3)

(1)	Filed as an exhibit, numbered as indicated above, to the Registration Statement on Form S-1 (file no. 333-152358) filed on July 16, 2008, which exhibit is incorporated herein by reference.

(2)

Filed as an exhibit, numbered as indicated above, to the Form 10-K Annual Report for the year ended June 30, 2008 (file no. 333-152358) filed on September 30, 2008, which exhibit is incorporated herein by reference.

(3)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 24, 2012	GLOBAL MOBILETECH, INC

	By:	/s/ Mohd. Aris Bernawi
Name: Mohd. Aris Bernawi
Title: CEO, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohd. Aris Bernawi	CEO, Chairman and Director	October 24, 2012
Mohd. Aris Bernawi

/s/ Hon Kit Wong Hon Kit Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	October 24, 2012

/s/ Valerie Hoi Fah Looi Valerie Hoi Fah Looi	President, Secretary and Director	October 24, 2012

/s/ Chee Hong Leong Chee Hong Leong	Director	October 24, 2012