Form 10-Q
period 2012-09-30
GLOBAL MOBILETECH, INC.
filed 2012-11-19
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

or

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53493

Global MobileTech, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	26-1550187
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1312 North Monroe, Suite 750

Spokane, Washington 99201

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (509) 723-1312

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of November 19, 2012, there were 7,366,991 shares of our common stock, $0.001 par value, issued and outstanding.

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent mean Global MobileTech, Inc. and our consolidated subsidiaries.  In the notes to our financial statements, the “Company” means Global MobileTech, Inc. and our consolidated subsidiaries.  The pronoun “you” means the reader of this quarterly report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10–Q and the information incorporated by reference, if any, includes “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. We intend the forward–looking statements to be covered by the safe harbor provisions for forward–looking statements in these sections.

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

PART I -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

September 30, 2012 and 2011

Index to Consolidated Financial Statements

(Unaudited)

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2012 AND JUNE 30, 2012

ASSETS
	September 30,	June 30,
	2012	2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 19,660	$ 18,655
Accounts receivable, net	2,586,298	1,369,514
Deposit	3,827	1,948
Other debtors	15,157	1,751
Total Current Assets	2,624,942	1,391,868
Property, Plant and Equipment:
Property, plant and equipment, at cost	4,440,557	4,223,140
(Less): Accumulated depreciation and amortization	1,110,032	843,725
Property, Plant and Equipment, net	3,330,525	3,379,415
Other Assets:
Patent (net of accumulated amortization of $506,913 ; $398,205)	3,021,381	2,957,338
Patent & Technology License Agreement (net of accumulated
amortization of $70,000 ; $43,750)	980,000	1,006,250
Methodology & Technology Assignment (net of accumulated
amortization of $21,636 ; $18,108)	30,291	31,277
Total Other Assets	4,031,672	3,994,865

Total Assets	$ 9,987,139	$ 8,766,148

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 1,444,627	$ 607,372
Accrued liabilities	519,217	939,139
Federal and other taxes on income	34,566	3,311
Patent payable	-	-
Due to related party	63,051	59,774
Total Current Liabilities	2,061,461	1,609,596
Non-Current Liabilities:
Non-current deferred income taxes	1,312,461	1,248,201
Total Non-Current Liabilities	1,312,461	1,248,201
Total Liabilities	3,373,922	2,857,797

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding on September 30,
2012 and June 30, 2012, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000
shares authorized; 7,366,991 and 7,216,991 shares issued and
outstanding on September 30, 2012 and June 30, 2012, respectively	7,367	7,217
Additional paid-in capital	3,672,126	3,653,676
Accumulated other comprehensive income (loss)	118,029	(153,690)
Accumulated income	2,815,695	2,401,148
Total Stockholders' Equity	6,613,217	5,908,351

Total Liabilities and Stockholders' Equity	$ 9,987,139	$ 8,766,148

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Three	For the Three
	Months ended	Months ended
	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$ 4,283,208	$ 2,932,696

(Less) : Cost of Goods Sold	2,904,543	2,070,294

Gross Profit	1,378,665	862,402

Expenses:
Professional fees	16,831	21,326
Depreciation and amortization	332,431	238,446
Sales and marketing	192,907	-
General and administrative - Other	391,609	195,100

Total Operating Expenses	933,778	454,872

Income from Operations	444,887	407,530

Other Income (Expense):
Gain on currency translation	-	29
Total Other Income (Expense)	-	29

Income Before Income Taxes	444,887	407,559

(Less) : Provision for income taxes:
Current	(30,341)	(25,550)
Deferred	-	-

Net Income	$ 414,546	$ 382,009

Comprehensive Income:
Foreign currency translation adjustment	271,219	(218,145)

Total Comprehensive Income	$ 685,765	$ 163,864

Earnings Per Common Share:
Basic	$ 0.06	$ 0.11

Diluted	$ 0.05	$ 0.11

Weighted Average Number of Common Shares
Basic	7,238,187	3,633,026

Diluted	7,619,999	3,620,150

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	For the Three Months Ended
	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Activities:
Net income	$ 414,546	$ 382,009
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Income taxes	30,341	24,166
Depreciation and amortization	332,431	238,447
Changes in assets and liabilities-
Deposit and other debtors	(15,095)	(26,635)
Accounts receivable - Trade	(1,146,278)	1,380,412
Accounts payable - Trade	808,300	(1,992,198)
Accrued liabilities	(518,188)	(196,429)

Net Cash Used by Operating Activities	(93,943)	(190,228)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from loan from related party	13,197	3,560
Proceeds from exercise of stock options / warrants	-	53,436

Net Cash Provided by Financing Activities	13,917	56,996

Effect of Exchange Rate Changes	81,751	141,945

Net Increase in Cash	1,005	8,713

Cash - Beginning of Period	18,655	17,681

Cash - End of Period	$ 19,660	$ 26,394

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Transactions Affecting Operating, Investing and Financing Activities:
Issuance of stock for payment of debts	$ 18,600	$ -

The accompanying notes to financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc. (“Global MobileTech”, “GMT” or the “Company”) is focused on the provision of mobile VoIP communications and mobile advertising solutions and services since April 2010. The Company provides a proprietary mobile marketing platform that enables the Company’s customers to sell advertisement banners on the mobile phones of persons who have registered with them. The Company also provides its customers with access to mobile advertising content via the Company’s proprietary platform, as well as multimedia content production services which the Company’s customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. In July 2010, the Company expanded into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar photovoltaic (“PV”)-wind hybrid power generation applications (ii) the production of synthetic gas (“syngas”), bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants.

In June 2011 the Company acquired a U.S. patent and in December 2011, the Company acquired a new Technology License Agreement to drive the Company’s mobile platform by combining the methodologies of the Company’s patent and the Technology License Agreement. The Company’s platform provides the essential business logic, platform intelligence and central management that drives the platform and enables the application of flexible business models. The Company has achieved its objective by integrating the Company’s platform with internal and external enablers that are embedded in the Company’s platform. The Company’s platform enables the conversion of media (text, voice, video and graphics) into value-added solutions in different protocols and formats that are seamlessly integrated for transmission to mobile phones.

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company at and for the three months ended September 30, 2012 and 2011 are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the three months ended September 30, 2012 and 2011. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). Refer to the Company’s audited financial statements at and for the year ended June 30, 2012, filed with the SEC for additional information.

Basis of presentation

The financial information included herein is unaudited and has been prepared consistent with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012. In the opinion of management, these consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period presented. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the following entities at September 30, 2012:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest
Global MobileTech, Inc.	U.S.	100%
Trevenex Acquisitions, Inc.	U.S.	100%
Info-Accent Sdn Bhd	Malaysia	100%
Maxcents Sdn Bhd	Malaysia	30%

All significant intercompany accounts and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

In accordance to GAAP Codification of Accounting Standards “ASC” 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended September 30, 2012, and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. At September 30, 2012 and 2011, the Company had no allowance for doubtful accounts.

Stock-based Compensation

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under Financial Accounting Standards Board (“FASB”) - ASC Topic 718, Compensation - Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation (Continued)

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, deposits, prepayments and other current assets, accounts payable, corporate income tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in July 2011 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financing, volatility, and holder behavior as of the date of issuance and each balance sheet date.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from the significant stockholder and lease arrangement with the significant stockholder, if any, due to their related party nature.

Estimates

The consolidated financial statements are prepared on the basis of GAAP. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at September 30, 2012 and 2011 and June 30, 2012, and income and expenses for the periods then ended. Actual results could differ from those estimates made by management.

Foreign Currency Translation

The Company follows the provisions of ASC 830, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiary is Ringgit Malaysia (“RM”). All foreign currency assets and liabilities amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur. Foreign currency translations are included in other comprehensive income class.

The reporting currency of the Company is United States Dollar ("$"). In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not the US$ are translated into US$, in accordance with ASC Topic 830-30, Translation of Financial Statement, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per US$1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation ( www.oanda.com ) contained in its consolidated financial statements. Management believes that the difference between RM vs. U.S. Dollar exchange rate quoted by the Central Bank of Malaysia and RM vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the RM amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from RM into U.S. dollars has been made at the following exchange rates for the respective periods:

	September 30,
	2012	2011
Balance Sheet	3.0360	3.1826
Statement of operations and comprehensive income (loss)	3.1103	3.0102

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

For the three months ended September 30, 2012 and 2011, comprehensive income for the Company consisted of net income/loss for the period and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income. For the three months ended September 30, 2012, components of the Company’s comprehensive income comprised of net income for the period of $414,546 and foreign currency translation income of $271,219. For the three months ended September 30, 2011, components of the Company’s comprehensive income comprised of net income for the period of $382,009 and foreign currency translation adjustment loss of $218,415.

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consists of the following at September 30, 2012 and June 30, 2012.

	At September 30,	At June 30,
	2012	2012
Computer Software	$3,764,425	$3,580,112
Plant and Machinery	663,043	630,580
Furniture	1,862	1,771
Renovation	11,227	10,677
	4,440,557	4,223,140
Less : Accumulated Depreciation	1,110,032	843,725
	$3,330,525	$3,379,415

The depreciation expense recorded was $217,546 and $146,864 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 3 – PATENT

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 3 – PATENT (Continued)

Pursuant to the Patent Purchase Agreement, Sunway will receive net payment of $3,000,000 after setting off a sum of $500,000 previously paid by Info-Accent to VyseTech Asia Sdn Bhd (“VTA”) as a one-time license fee. Sunway received the remaining purchase consideration of $3.0 million through a combination of $2.0 million cash and issuance of 1.0 million unregistered shares of the Company’s common stock at $1.00 per share. On August 3, 2011, Info-Accent and Sunway executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of GMT at $1.00 per share as full and final payment for the purchase of the patent. On August 5, 2011, GMT issued 1,000,000 restricted shares of its common stock to Sunway.

The acquisition of the patent will enable us to commercialize the proprietary technology, further enhance the technology and develop new mobile applications that will allow us to license to third parties globally; and provide us with the security and independence the Company needs for growth without being subjected to any form of control by a third party. Concurrent with the acquisition of the patent, Info-Accent terminated the five-year exclusive Marketing, Distribution and License Agreement with VTA on June 27, 2011.

A summary of the patent at September 30, 2012 and June 30, 2012 is presented below.

	At September 30,	At June 30,
	2012	2012
Patent	$3,528,294	$3,355,543
Less : Accumulated amortization	506,913	398,205
	$3,021,381	$2,957,338

The amortization expense recorded was $86,100 and $88,963 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 4 - PATENT AND TECHNOLOGY LICENSE AGREEMENT

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 4 - PATENT AND TECHNOLOGY LICENSE AGREEMENT (Continued)

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

A summary of the patent and technology license agreement at September 30, 2012 and June 30, 2012 is presented below.

	At September 30,	At June 30,
	2012	2012
Patent & Technology License Agreement	$1,050,000	$1,050,000
Less : Accumulated amortization	70,000	43,750
	$980,000	$1,006,250

The amortization expense recorded was $26,250 for the three months ended September 30, 2012. There was no amortization expense for the same period in 2011.

NOTE 5 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Chief Executive Officer and Director Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-wind power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, GMT issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, GMT issued 50,000 unregistered shares of its common stock at $1.00 per share, to Aris Bernawi in connection with the acquisition.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 5 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT (Continued)

A summary of the methodology and technology assignment at September 30, 2012 and June 30, 2012 is presented below.

	At September 30,	At June 30,
	2012	2012
Methodology & Technology Assignment	$51,927	$49,385
Less : Accumulated amortization	21,636	18,108
	$30,291	$31,277

The amortization expense recorded was $2,535 and $2,619 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

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

Stock Option Plan

On December 10, 2007, the Company’s Board of Directors approved the adoption of the “2007 Non-Qualified Stock Option and Stock Appreciation Rights Plan” (“2007 Plan”) by unanimous consent and approved by the shareholders on the same date. The 2007 Plan continues in effect for ten years unless terminated earlier. The 2007 Plan was initiated to encourage and enable officers, directors, consultants, advisors, and other key employees of the Company to acquire and retain a proprietary interest in the Company by ownership of its common stock. A total of 1,000,000 of the authorized shares of the Company’s common stock may be subject to, or issued pursuant to, the terms of the 2007 Plan. The 2007 Plan was filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on July 16, 2008.

A summary of the status of the Company’s stock options at September 30, 2012 and 2011; and June 30, 2012; and changes during the three months ended September 30, 2012 and 2011; and for the year ended June 30, 2012 is presented below:

	At
	September 30,	September 30,	June 30,
	2012	2011	2012
Beginning of the period	430,000	160,000	160,000
Granted	-	-	270,000
Exercised	(150,000)	-	-
Cancelled	(15,000)	-	-
End of the period	265,000	160,000	430,000

Options exercisable at end of period	130,000	117,500	227,500
Options unexercisable at end of period	135,000	42,500	202,500

At September 30, 2012 and 2011, 575,000 and 830,000, respectively, of stock options were available for issuance under the 2007 Plan.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

Stock Option Plan (Continued)

The following table summarizes information about options outstanding at September 30, 2012 and 2011.

	Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual Life	Exercise Price
At September 30, 2012:
For directors and officers	75,000	1.0000	0.2834
For directors and officers	190,000	0.5479	0.2834
Total	265,000		0.2834

At September 30, 2011:
For directors and officers	160,000	0.7562	0.3570
Total	160,000		0.3570

At September 30, 2012, these stock options were valued at 70% of the current fair market value using the Black-Scholes option-pricing model that generated a total current fair value of $75,101. At September 30, 2011, the stock options were valued at 70% of the current fair market value using the Black-Scholes option-pricing model that generated a total current fair value of $57,120.

Warrants

A summary of the status of the Company’s warrants at September 30, 2012 and September 30, 2011 and changes during 2012 and 2011 is presented below:

	At
	September 30,	September 30,
	2012	2011
Beginning of the period	116,812	170,247
Granted	-	-
Exercised	-	(53,435)
Cancelled	-	-
End of the period	116,812	116,812

At September 30, 2012, 116,812 warrants remain outstanding and were valued using Black-Scholes option-pricing model that generated a total current fair value of $16,319. During the three months ended September 30, 2011, four accredited investors exercised their warrants to purchase 53,435 shares of the Company’s common stock at $1.00 per share resulting in gross proceeds to the Company of $53,435. At September 30, 2011, 116,812 warrants remain outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $59,399.

NOTE 7 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisitions, Inc. are incorporated in the State of Nevada and are subjected to United States of America tax laws.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 7 – INCOME TAXES (Continued)

The provision (benefit) for income taxes for the United States for the three months ended September 30, 2012 and 2011, were as follows (assuming a 15 percent effective tax rate):

Three Months Ended
	September 30, 2012	September 30, 2011
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 4,761	$ 3,560
Change in valuation allowance	(4,761)	(3,560)

Total deferred tax provision	$ -	$ -

The Company had deferred income tax assets at September 30, 2012 and June 30, 2012 as follows:

	At September 30, 2012	At June 30, 2012

Loss carry forwards	$ 46,511	$ 41,750
Less - Valuation allowance	(46,511)	(41,750)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the three months ended September 30, 2012 and June 30, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

At September 30, 2012 and June 30, 2012, the Company had approximately $310,067 and $278,330, respectively, in tax loss carry forwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the three months ended September 30, 2012 due to the temporary differences from the excess of capital allowances over depreciation.

 [Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 7 – INCOME TAXES (Continued)

Malaysia income tax (Continued)

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the three months ended September 30, 2012 and 2011, respectively, are as follows:

Three Months ended
	September 30, 2012	September 30, 2011
Current tax expense	$ 30,341	$ 25,550
Deferred tax expense	-	-
Provision for Malaysian income tax expense	$ 30,341	$ 25,550

NOTE 8 – RELATED PARTY TRANSACTIONS

Mohd Aris Bernawi, the Chairman and Chief Executive Officer, is paid a fixed monthly allowance of RM2,000 (approximately $650) in performing his duties as an Officer of the Company. At September 30, 2012, the Company owed Aris Bernawi $6,209 for monthly allowance and $28,569 for out-of-pocket expenses. The Company reimburses out-of-pocket expenses on a monthly basis.

At September 30, 2012, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company $34,482 for out-of-pocket expenses incurred in performing her duties as an Officer of the Company. The Company reimburses out-of-pocket expenses on a monthly basis.

NOTE 9 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

At September 30, 2012 and 2011, five customers and one customer, respectively, accounted for 75% and 46%  of the trade accounts receivable. Credit concentration in the form of accounts receivables at September 30, 2012 and 2011 were as follows:

	Percentage of Accounts Receivable at
	September 30,
	2012	2011
Customer A	-	-
Customer B	17%	-
Customer C	17%	-
Customer D	11%	-
Customer E	15%	-
Customer F	-	-
Customer G	-	-
Customer H	15%	46%
	75%	46%

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 9 - SIGNIFICANT CONCENTRATION AND CREDIT RISK (Continued)

Vendor Concentration

At September 30, 2012 and 2011, four and three vendors, respectively, accounted for 91% and 97% of total trade accounts payable. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required. Vendor concentration for the three months ended September 30, 2012 and 2011 were as follows:

	Percentage of Accounts Payable at
	September 30,
	2012	2011
Vendor A	35%	-
Vendor B	17%	-
Vendor C	17%	-
Vendor D	-	20%
Vendor E	-	-
Vendor F	22%	41%
Vendor G	-	36%
	91%	97%

NOTE 10 - SEGMENT INFORMATION

The Company manages its business and aggregates its operational and financial information in accordance with two operating segments, namely: (i) mobile VoIP communications and mobile advertising; and (ii) renewable energy.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 10 - SEGMENT INFORMATION (Continued)

The following table sets forth the revenue and percentage of revenue attributable to each of the Company's operating segments.

	For the Three Months Ended
	September 30,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Mobile VoIP Communications and Mobile Advertising	$3,093,934	72%	$803,933	27%
Renewable Energy	1,189,274	28%	2,128,763	73%
	$4,283,208	100%	$2,932,696	100%

	Cost of Sales	% of Cost of Sales	Cost of Sales	% of Cost of Sales

Mobile VoIP Communications and Mobile Advertising	$2,011,703	69%	$332,204	16%
Renewable Energy	892,840	31%	1,738,090	84%
	$2,904,543	100%	$2,070,294	100%

	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$1,082,231	78%	$471,729	55%
Renewable Energy	296,434	22%	390,673	45%
	$1,378,665	100%	$862,402	100%

	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$278,853	61%	$126,326	31%
Renewable Energy	166,034	39%	281,233	69%
	$444,887	100%	$407,559	100%

Segment assets

	At	At
	September 30, 2012	June 30, 2012

Mobile VoIP Communications and Mobile Advertising	$7,572,345	$6,867,487
Renewable Energy	2,414,794	1,898,661
	$9,987,139	$8,766,148

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-01, Health Care Entities (Topic 954) - Continuing Care Retirement Communities - Refundable Advance Fees. ASU 2012-01 updates Subtopic 954-430, Health Care Entities - Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that  (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this Update are effective for fiscal periods beginning after December 15, 2012. The amendments of ASU 2012-01, when adopted of the amended guidance are not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012 the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, provided that the entity has not yet issued its financial statements. The Company does not anticipate any material impact from the adoption of ASU 2012-02.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has concluded that there is no event to be reported.

[Remainder of page left blank.]

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have two operating segments, namely: (i) mobile VoIP communications and mobile advertising services; and (ii) renewable energy.

Results of Operations

Our revenue for the three months ended September 30, 2012 was  $4,283,208 comprising of $3,093,934 from mobile VoIP and mobile advertising services and $1,189,274 generated from renewable energy applications. Our earnings were $0.05 per share and net income before tax was $444,887 with $278,853 from mobile VoIP and mobile advertising and $166,034 from renewable energy.

The following table sets forth the consolidated statements of operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended	Three Months Ended
Statement of Operations Data	September 30, 2012	September 30, 2011
Revenues	$4,283,208	$2,932,696
Cost of goods sold	2,904,543	2,070,294
Gross profit	1,378,665	862,402

Operating expenses :
Professional fees	16,831	21,326
Depreciation and amortization	332,431	238,446
Sales and marketing	192,907	-
General and administration - other	391,609	195,100
Total operating expenses	933,778	454,872

Income from operations	444,887	407,530
Other expenses :
Others	-	29
Income before tax	444,887	407,559
Provision for income taxes	30,341	25,550

Net income	$414,546	$382,009

Comparison of the Three Months Ended September 30, 2012 and 2011

Revenues

Operating Segment Revenue

The following table sets forth the revenue and percentage of revenue attributable to each of our two operating segments.

	For the Three Months Ended
	September 30,
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$3,093,934	72%	$803,933	27%	$2,290,001	74%
Renewable Energy	1,189,274	28%	2,128,763	73%	(939,489)	(79%)
	$4,283,208	100%	$2,932,696	100%	$1,350,512	32%

The increase in revenue for our mobile VoIP communications and mobile advertising segment for the three months ended September 30, 2012 compared to September 30, 2011 was attributed to (i) the securing of new mobile VoIP communications and mobile advertising contracts that were secured during 2011; and (ii) adoption of the technology licensing model following the acquisition of U.S. patent #8,005,057 on June 27, 2011. Our adoption of the technology-licensing model has helped us to create a new recurring revenue stream. The new model has also helped our customers to offer a more flexible pricing structure to compete more aggressively in the market. We have mitigated the impact of the lower revenue by securing new multimedia content production and e-commerce contracts that generated a higher profit margin of between 20% and 25%. The lower revenue for our renewable energy segment for the three months ended September 30, 2012 compared to September 30, 2011 was attributed to the completion of renewable energy contracts that were secured during 2011.

Customer Concentration

Customer concentration based on revenue contribution for the three months ended September 30, 2012 and 2011; and credit concentrations at September 30, 2012 and 2011were as follows:

	Net Sales		Accounts Receivable
	For the Three Months Ended		at
	September 30,		September 30,
	2012	2011	2012	2011
Mobile VoIP Communications
And Mobile Advertising
Customer A	18%	10%	-	-
Customer B	18%	10%	17%	-
Customer C	19%	-	17%	-
Customer D	16%	-	11%	-
Customer E	15%	10%	15%	-
Customer F	-	21%
	86%	51%
Renewable Energy			-	-
Customer G	38%	28%	-	-
Customer H	62%	18%	15%	46%
Customer I	-	27%	-	-
Customer J	-	27%	-	-
	100%	100%	75%	46%

For the three months ended September 30, 2012, five customers from Malaysia accounted for 86% of the revenue from our mobile VoIP communications and mobile advertising segment; and two customers from Malaysia accounted 100% of the revenue from our renewable energy segment. For the three months ended September 30, 2011, three customers from Malaysia accounted for 30% of the revenue and one customer from Hong Kong accounted for 21% of the revenue from our mobile VoIP communications and mobile advertising segment; and four customers from Malaysia accounted 100% of the revenue from our renewable energy segment.

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

[Remainder of page left blank.]

Geographic Information

The following table sets forth revenues attributed to geographical location of our respective customers.

	For the Three Months Ended
	September 30,
	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$2,933,178	68%	$637,832	21%	$2,295,346	78%
Renewable Energy	1,189,274	28%	2,128,763	73%	(939,489)	(79%)
	$4,122,452	96%	$2,766,595	94%	$1,355,857	33%

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$160,756	4%	$166,101	6%	$(5,345)	(3%)
Renewable Energy	-	-	-	-	-	-
	$160,756	4%	$166,101	6%	$(5,345)	(3%)

Total Revenue	$4,283,208	100%	$2,932,696	100%	$1,350,512	32%

Cost of Goods Sold

	For the Three Months Ended
	September 30,
	2012		2011
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$2,011,703	69%	$332,204	16%	$1,679,499	83%
Renewable Energy	892,840	31%	1,738,090	84%	(845,250)	(95%)
	$2,904,543	100%	$2,070,294	100%	$834,249	29%

The increase in cost of goods sold was due to an increase in revenues from our mobile VoIP communications and mobile advertising business segment.

[Remainder of page left blank.]

Vendor Concentration

Vendor concentration for the three months ended September 30, 2012 and 2011; and credit concentrations at September 30, 2012 and 2011 were as follows:

	Net Purchases		Accounts Payable
	for the three months ended		at
	September 30,		September 30,
	2012	2011	2012	2011
Mobile VoIP Communications And Mobile Advertising
Vendor A	32%	-	35%	-
Vendor B	18%	-	17%	-
Vendor C	18%	-	17%	-
Vendor D	16%	100%	-	20%
Vendor E	16%	-	-	-
	100%	100%

Renewable Energy
Vendor F	100%	44%	22%	41%
Vendor G	-	56%	-	36%
	100%	100%	91%	97%

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

Gross Profit

	For the Three Months Ended
	September 30,
	2012		2011
Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$1,082,231	78%	$471,729	55%	$610,502	56%
Renewable Energy	296,434	22%	390,673	45%	(94,239)	(32%)
	$1,378,665	100%	$862,402	100%	$516,263	37%

Gross profit margin for the three months ended September 30, 2012 and 2011 were as follows:

	For the Three Months Ended
	September 30,
	2012	2011
Mobile VoIP Communications and Mobile Advertising	35%	59%
Renewable Energy	25%	18%
Overall Gross Profit Margin	32%	29%

                Following our acquisition of the U.S. patent # 8,005,057 in June 2011, we phased in our technology licensing model during the first fiscal quarter of 2012. The cost of goods associated with our licensing model is approximately 41% of revenue compared to between 85% - 95% for our mobile VoIP communications and mobile advertising contracts. The lower cost has generated higher gross profit margins of 32% for the three months September 30, 2012 compared to profit margins of approximately 29% generated by our mobile VoIP communications and mobile advertising contracts in 2011.

Total Operating Expenses

	For the Three Months Ended
	September 30,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Other General & Administration	$391,609	$195,100	$196,509	50%
Depreciation & Amortization	332,431	238,446	93,985	28%
Professional Fees	16,831	21,326	(4,495)	(27%)
Sales & Marketing	192,907	-	192,907	100%
Total Operating Expenses	$933,778	$454,872	$478,906	51%

The increase in our operating expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was attributed primarily to an increase in other general and administrative expenses; sales & marketing; and provision for depreciation and amortization of assets.

For the three months ended September 30, 2012, other general and administrative expenses increased by $196,509 to $391,609 compared to $195,100 for the three months ended September 30, 2011. The increase was primarily attributable to an increase in development cost of $193,886 in connection with our patent and license agreement purchased, increased in royalties expenses of $30,386, and decrease of $8,578 from other general expenses such as office rental, utilities and payroll. For the three months ended September 30, 2012, 79% of the total general and administrative expenses was for development cost, 8% was for royalties expenses, 7% was for administration and clerical costs; 4% was for payroll and 5% for other expenses such as rental of office space and utilities.

Professional fees for the three months ended September 30, 2012 were $16,831 compared to $21,326 for September 30, 2011. The decrease of $4,495 was primarily attributable to a decrease in accounting fees.

For the three months ended September 30, 2012, we incurred sales and marketing expenses of $192,907. No sales and marketing expenses were incurred for the same period in 2011 as we were focused on performing on existing contracts.  The sales and marketing expenses relate to the promotion and marketing of Info-Accent's mobile VoIP communications, mobile advertising advertisement and microblogging services in Asia.

Provision for Income Taxes

For the three months ended September 30, 2012 and 2011, Info-Accent recorded an income tax provision of $30,341 and $25,550, respectively. In 2012 and 2011, we did not record any tax benefit for the losses incurred in the U.S. by affecting a 100% valuation allowance on the potential benefit as per ASC Topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income

	For the three months ended
	September 30,
	2012	2011	Increase / (Decrease)	% Increase /(Decrease)
Net Income	$414,546	$382,009	$32,537	8%

The increase in net income was attributable to higher revenues.

[Remainder of page left blank.]

Total Comprehensive Income

	For the three months ended
	September 30,
	2012	2011	Increase / (Decrease)	% Increase /(Decrease)
Total Comprehensive Income	$685,765	$163,864	$521,901	76%

Comprehensive income consists of our net income and other comprehensive income, including gain or loss from foreign currency translation. The functional currency of our Malaysian subsidiary is the Ringgit Malaysia (“RM”). The financial statements of our subsidiary are translated to U.S. dollar using the exchange rate prevailing as of the date of balance sheet for assets and liabilities, and average exchange rates (for the period) for revenue, costs and expenses. Net gains or losses resulting from foreign exchange transaction are included in the consolidated statements of operations. As a result of these translations, we reported a gain of $271,219 for the three months ended September 30, 2012, compared to a loss of $218,415 for the same period in 2011.

Liquidity and Capital Resources

For the three months ended September 30, 2012, our principal sources of liquidity included cash and cash equivalents of $19,660 compared to $18,655 at June 30, 2012. As of September 30, 2012, we had a positive working capital of $563,481 compared to a working capital deficit of $217,728 at June 30, 2012. The increase in working capital was mainly due to increase in accounts receivables.

Working Capital

	At September 30, 2012	At June 30, 2012	Increase / (Decrease)
Current Assets	$2,624,942	$1,391,868	$1,233,074
Current Liabilities	2,061,461	1,609,596	451,865
Working Capital (Deficit)	$563,481	$(217,728)	$781,209

Cash Flows

Cash Flows from Operating activities. Operating activities used net cash of $93,943 during the three months ended September 30, 2012 and used net cash of $190,228 during the three months ended September 30, 2011. Net cash used in operating activities during the three months ended September 30, 2012 was primarily attributed to an increase in accounts receivable of $1,146,278, increase in deposits and other debtors of $15,095, noncash adjustments of $362,772 and offset by an increase in the accounts payable amounting to $808,300, decreased accrued liabilities of $518,188 and net income of $414,546. Net cash used in operating activities during the three months ended September 30, 2011 was primarily attributed to a decrease in accounts receivable of $1,380,412, increase in deposits and other debtors of $26,635, noncash adjustments of $262,613 and offset by a decrease in the accounts payable amounting to $1,992,198, decreased accrued liabilities of $196,429 and net income of $382,009.

Cash Flows from Investing Activities. There was no investing activity during the three months ended September 30, 2012 and 2011.

Cash Flows from Financing activities. Cash generated from financing activities during the three months ended September 30, 2012 of $13,197 resulted from proceeds received from advances by Mohd Aris Bernawi and Valerie Looi. Cash generated from financing activities during the three months ended September 30, 2011 of $56,996 resulted from proceeds received from our existing stockholders who exercised their warrants to purchase our common stock totaling $53,436, at an exercise price of $1.00 per share and advances by Mohd Aris Bernawi and Valerie Looi totaling $3,560.

[Remainder of page left blank.]

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of page left blank.]

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2012, two of our directors exercised their stock option to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.124 per share resulting in gross receipt of $18,600. The aggregate purchase price was set off against the amount due to the optionees at the date of exercise. The exercise price was based on 70% of the fair market value at the date of exercise. We intend to use the proceeds for our working capital. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global MobileTech, Inc.
(Registrant)

November 19, 2012	By:	/s/ Mohd. Aris Bernawi
Mohd. Aris Bernawi Chief Executive Officer (Principal Executive Officer)

November 19, 2012	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)