Form 10-Q
period 2012-12-31
GLOBAL MOBILETECH, INC.
filed 2013-02-06
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012 (Second quarter)

or

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

As of February 6, 2013, there were 7,366,991 shares of our common stock, $0.001 par value, issued and outstanding.

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

From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing.  Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the U.S. Securities and Exchange Commission (“SEC”). We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “continue”, “intend”, “should”, “would”, “could”, “may”, “will”, “in the event”, "will likely result" and other similar words, use of future tense and absence of assurance that convey uncertainty regarding future events or outcomes and to identify these forward-looking statements. Such statements are qualified in their entirety by reference to and should be considered in the context of certain important factors that could cause actual results to differ materially from such forward-looking statements.  Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

December 31, 2012 and 2011

Index to Consolidated Financial Statements

(Unaudited)

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2012 AND JUNE 30, 2012

ASSETS
	December 31,	June 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 18,270	$ 18,655
Accounts receivable, net	3,477,112	1,369,514
Deposits	3,885	1,948
Other debtors	1,039	1,751
Total current assets	3,500,306	1,391,868

Property, Plant and Equipment:
Property, plant and equipment, at cost	4,507,818	4,223,140
(Less) : Accumulated depreciation and amortization	1,353,091	843,725
Net property and equipment	3,154,727	3,379,415

Other Assets:
Patent (net of accumulated amortization of $604,134 ; $398,205)	2,977,602	2,957,338
Patent & Technology License Agreement (net of accumulated amortization of $96,250 ; $43,750)	953,750	1,006,250
Methodology & Technology Assignment (net of accumulated amortization of $24,600 ; $18,108)	28,114	31,277
Total other assets	3,959,466	3,994,865

Total Assets	$ 10,614,499	$ 8,766,148

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 1,720,805	$ 607,372
Accrued liabilities	342,764	939,139
Federal and other taxes on income	67,040	3,311
Due to related party	63,244	59,774
Total Current Liabilities	2,193,853	1,609,596
Non-Current Liabilities:
Non-current deferred income taxes	1,332,341	1,248,201
Total Non-Current Liabilities	1,332,341	1,248,201

Total Liabilities	$ 3,526,194	$ 2,857,797

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares
authorized; no shares issued or outstanding on December 31, 2012 and June 30, 2012, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000 shares
authorized; 7,366,991 and 7,216,991 shares issued and outstanding on December 31, 2012 and June 30,2012, respectively	7,367	7,217
Additional paid-in capital	3,672,126	3,653,676
Accumulated other comprehensive income (loss)	212,239	(153,690)
Accumulated income	3,196,573	2,401,148
Total Stockholders' Equity	7,088,305	5,908,351
Total Liabilities and Stockholders' Equity	$ 10,614,499	$ 8,766,148

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

	For the Three	For the Three	For the Six	For the Six
	Months ended	Months ended	Months ended	Months ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 4,499,781	$ 4,378,157	$ 8,782,989	$ 7,310,853

(Less) : Cost of Goods Sold	3,141,938	3,092,296	6,046,481	5,162,590

Gross Profit	1,357,843	1,285,861	2,736,508	2,148,263

Expenses:
Professional fees	17,225	26,565	34,056	47,891
Depreciation and amortization	339,158	230,395	671,589	468,841
Sales and marketing	197,147	194,913	390,054	194,913
General and administrative - Other	393,073	407,069	784,682	602,144
Total Operating Expenses	946,603	858,942	1,880,381	1,313,789

Income from Operations	411,240	426,919	856,127	834,474

Other Income :
Gain in currency translation	1,032	-	1,032	-
Total Other Income	1,032	-	1,032	-
Income Before Income Taxes	412,272	426,919	857,159	834,474

(Less) : Provision for income taxes:
Current	(31,393)	(51,628)	(61,734)	(77,176)
Deferred	-	-	-	-

Net Income	$ 380,879	$ 375,291	$ 795,425	$ 757,298

Comprehensive Income (Loss):
Foreign currency translation adjustment	94,210	2,216	365,929	(215,929)

Total Comprehensive Income	$ 475,089	$ 377,507	$ 1,161,354	$ 541,369

Earnings Per Common Share:
Basic	$ 0.05	$ 0.08	$ 0.11	$ 0.19

Diluted	$ 0.05	$ 0.07	$ 0.10	$ 0.18

Weighted Average Number of Common Shares Outstanding:
Basic	7,366,991	4,712,339	7,302,589	4,030,679

Diluted	7,688,803	5,042,586	7,624,401	4,311,064

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

	For the Six Months Ended
	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
Operating Activities:
Net income	$ 795,425	$ 757,298
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income taxes	61,734	77,176
Depreciation and amortization	671,589	468,841
Common stock issued for services	-	-
Changes in assets and liabilities-
Deposit and other debtors	(976)	(26,635)
Accounts receivable - Trade	(2,015,281)	(269,004)
Accounts payable - Trade	1,075,521	(1,426,113)
Accrued liabilities	(647,382)	(153,790)
Net Cash Used in Operating Activities	(59,370)	(572,227)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from loan from related party	14,075	23,987
Proceeds from exercise of stock options / warrants	-	53,436
Net Cash Provided by Financing Activities	14,075	77,423

Effect of Exchange Rate Changes	44,910	492,133

Net Decrease in Cash	(385)	(2,671)

Cash - Beginning of Period	18,655	17,681

Cash - End of Period	$ 18,270	$ 15,010

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Transactions Affecting Operating, Investing and Financing Activities :
Issuance of stock for payment of debts	$ 18,600	$ -

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Organization and Business

Global MobileTech, Inc.  (the “Company”) is focused on the provision of mobile Voice over Internet Protocol (“VoIP”) communications and mobile advertising solutions and services since April 2010. The Company provides a proprietary mobile marketing platform that enables the Company’s customers to sell advertisement banners on the mobile phones of persons who have registered with them. The Company also provides its customers with access to mobile advertising content via the Company’s proprietary platform, as well as multimedia content production services which the Company’s customers utilize to sell services to advertisers and advertising agencies and to disseminate to registered mobile phone users via the rewards program. In July 2010, the Company expanded into the renewable energy business to include (i) the provision of consultancy services for the design and integration of solar photovoltaic (“PV”)-wind hybrid power generation applications (ii) the production of synthetic gas (“syngas”), bio-oil and biochar using biomass such as wood residues, and oil palm stems and fronds as feedstock; and (iii) the establishment and operation of syngas-to-electricity generation plants.

In June 2011 the Company acquired an U.S. patent and in December 2011, the Company acquired a new Technology License Agreement to drive the Company’s mobile platform by combining the methodologies of the Company’s patent and the Technology License Agreement. The Company’s platform provides the essential business logic, platform intelligence and central management that drives the platform and enables the application of flexible business models. The Company has achieved its objective by integrating the Company’s platform with internal and external enablers that are embedded in the Company’s platform. The Company’s platform enables the conversion of media (text, voice, video and graphics) into value-added solutions in different protocols and formats that are seamlessly integrated for transmission to mobile phones.

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company at December 31, 2012 and December 31, 2011 and for the three months and six months ended December 31, 2012 and 2011 are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of the Company’s financial position at December 31, 2012 and 2011 and the results of its operations and its cash flows for the six months ended December 31, 2012 and 2011. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). Refer to the Company’s audited financial statements as of June 30, 2012, filed with the SEC for additional information, including significant accounting policies.

Basis of presentation

The financial information included herein is unaudited and has been prepared consistent with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012. In the opinion of management, these interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of results for the interim period presented. The results of operations for the three months and six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the following entities at December 31, 2012:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest
Global MobileTech, Inc.	U.S.	100%
Trevenex Acquisitions, Inc.	U.S.	100%
Info-Accent Sdn Bhd	Malaysia	100%
Maxcents Sdn Bhd	Malaysia	30%

All significant intercompany accounts and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

In accordance to GAAP Codification of Accounting Standards (“ASC”) 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended December 31, 2012, and 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Revenue Recognition

Info-Accent Sdn Bhd, a wholly owned Malaysian subsidiary, commenced operations on April 7, 2010. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin (“SAB”) 104 and considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. At December 31, 2012 and 2011, the Company had no allowance for doubtful accounts.

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

DECEMBER 31, 2012 AND 2011

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

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company has adopted FASB - ASC Topic 825, Financial Instruments, and ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, it establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

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

Estimates

The consolidated financial statements are prepared on the basis of GAAP. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 2012 and 2011 and June 30, 2012, and income and expenses for the periods then ended. Actual results could differ from those estimates made by management.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

	December 31,
	2012	2011
Balance Sheet	2.9907	3.1717
Statement of operations and comprehensive income (loss)	3.0765	3.0783

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

Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB - ASC 220, Comprehensive Income. ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RM to U.S.Dollar.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Comprehensive Income (Continued)

For the three months and six months ended December 31, 2012 and 2011, comprehensive income for the Company consisted of net income/loss for the period and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income. Components of the Company’s comprehensive income for the three months and six months ended December 31, 2012 and 2011 as follow:

	For the Three	For the Three	For the Six	For the Six
	Months ended	Months ended	Months ended	Months ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$ 380,879	$ 375,291	$ 795,425	$ 757,298

Comprehensive Income (Loss):
Foreign currency translation adjustment	94,210	2,216	365,929	(215,929)

Total Comprehensive Income	$ 475,089	$ 377,507	$ 1,161,354	$ 541,369

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consists of the following at December 31, 2012 and June 30, 2012.

	At December 31,	At June 30,
	2012	2012
Computer Software	$3,821,443	$3,580,112
Plant and Equipment	673,087	630,580
Furniture and Fittings	1,891	1,771
Renovation	11,397	10,677
	4,507,818	4,223,140
Less : Accumulated Depreciation	1,353,091	843,725
	$3,154,727	$3,379,415

The depreciation expense recorded was $439,872 and $287,229 for the six months ended December 31, 2012 and 2011, respectively.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 3 – PATENT

On June 27, 2011, Info-Accent Sdn Bhd entered into a Patent Purchase Agreement with Sunway Technology Development Limited (“Sunway”) to purchase the entire right, title and interest in and to the U.S. patent # 8,005,057 for a total consideration of approximately $3.5 million. The patent relates to a certain invention entitled “DATA COMMUNICATIONS BETWEEN SHORT-RANGE ENABLED WIRELESS DEVICES OVER NETWORKS AND PROXIMITY MARKETING TO SUCH DEVICES”. The patent will expire on June 30, 2028.

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

The acquisition of the patent will enable the Company to commercialize the proprietary technology, further enhance the technology and develop new mobile applications that will allow the Company to license to third parties globally; and provide the Company with the security and independence the Company needs for growth without being subjected to any form of control by a third party. Concurrent with the acquisition of the patent, Info-Accent terminated the five-year exclusive Marketing, Distribution and License Agreement with VTA on June 27, 2011.

A summary of the patent at December 31, 2012 and June 30, 2012 were presented below.

	At December 31,	At June 30,
	2012	2012
Patent	$3,581,736	$3,355,543
Less : Accumulated amortization	604,134	398,205
	$2,977,602	$2,957,338

The amortization expense recorded was $174,093 and $173,991 for the six months ended December 31, 2012 and 2011, respectively.

NOTE 4 - PATENT AND TECHNOLOGY LICENSE AGREEMENT

On December 15, 2011, the Company entered into a Patent and Technology License Agreement (the “Technology License Agreement”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to grant to the Company non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines and Indonesia. The provisions of the agreement require the Company to make a onetime license fee payment to SHL in the amount of $600,000, within thirty days of the execution of the Technology License Agreement. In addition to the onetime only payment, the Company will be required to pay a royalty equivalent to one percent (1%) of its gross sales which will be due and payable on or before each anniversary of the effective date of the Technology License Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The royalty will remain in perpetuity and continue to be paid beyond the life of any patent. SHL agreed to accept 740,740 shares of the Company’s common stock at $0.54 per share for $400,000 in the aggregate and cash payment of $200,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 4 - PATENT AND TECHNOLOGY LICENSE AGREEMENT (Continued)

On March 23, 2012, the Company entered into an Amended Patent and Technology License Agreement (the “Amended Technology License Agreement I”) pursuant to the Technology License Agreement signed on December 15, 2011 with SHL. Pursuant to the Amended Technology License Agreement I, SHL agreed to expand the licensed territory to include Vietnam, India and Korea. The provisions of the agreement required the Company to make additional onetime only license fee payment to SHL in the amount of $450,000, within sixty days of the execution of the Technology License Agreement. In addition to the onetime only payment, the Company will be required to pay a royalty equivalent to one percent (1%) of the Company’s gross sales which will be due and payable on or before each anniversary of the effective date of the Technology License Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The royalty will remain in perpetuity and continue to be paid beyond the life of any patent. SHL agreed to accept 1,000,000 shares of the Company’s common stock at $0.30 per share for $300,000 in the aggregate and cash payment of $150,000, in lieu of the original payment of $450,000. The Company issued 1,000,000 restricted shares of its common stock to SHL on March 23, 2012 and the balance of the purchase consideration totaling $150,000 was due by May 22, 2012.

On June 1, 2012, the Company entered into a Second Amended Patent and Technology License Agreement  (the “Amended Technology License Agreement II”) with SHL. Pursuant to the Amended Technology License Agreement II, SHL agreed to accept 500,000 shares of the Company’s common stock at $0.30 per share for $150,000 in lieu of cash payment. On June 6, 2012, the Company issued 500,000 restricted shares of its common stock to SHL as full and final payment of the license fee.

A summary of the patent and technology license agreement at December 31, 2012 and June 30, 2012 is presented below.

	At December 31,	At June 30,
	2012	2012
Patent & Technology License Agreement	$1,050,000	$1,050,000
Less : Accumulated amortization	96,250	43,750
	$953,750	$1,006,250

The amortization expense recorded was $52,500 and $2,500 for the six months ended December 31, 2012 and 2011, respectively

NOTE 5 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT

On September 1, 2010, Info-Accent entered into an Assignment Agreement with the Company’s Chairman, Chief Executive Officer and Director Mohd Aris Bernawi whereby the Chairman assigned to the Company exclusively, throughout the world, all rights, title and interest in the methodology for the optimal sizing of solar PV-wind power generation system for a total consideration of $50,000. Under the terms of the Assignment Agreement, the Company issued 50,000 shares of common stock at $1.00 per share to the Chairman in lieu of cash payment as consideration for the Assignment. On September 1, 2010, the Company issued 50,000 unregistered shares of its common stock at $1.00 per share, to Mohd Aris Bernawi as full and final payment in connection with the acquisition.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 5 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT (Continued)

The Company has utilized the optimal sizing procedure in the design and integration of its solar PV-wind power generation applications for:

1.   rural and remote island electrification,

2.   powering remote radio base stations,

3.   potable water production; and

4.   potable water production and organic vegetable cultivation.

A summary of the methodology and technology assignment at December 31, 2012 and June 30, 2012 were presented below.

	At December 31,	At June 30,
	2012	2012
Methodology & Technology Assignment	$52,714	$49,385
Less : Accumulated amortization	24,600	18,108
	$28,114	$31,277

The amortization expense recorded was $5,124 and $5,121 for the six months ended December 31, 2012 and 2011, respectively.

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

A summary of the status of the Company’s stock options at December 31, 2012 and 2011; and June 30, 2012; and changes during the six months ended December 31, 2012 and 2011; and for the year ended June 30, 2012 were presented below:

[Table is on following page.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

Stock Option Plan (Continued)

	At
	December 31,	December 31,	June 30,
	2012	2011	2012
Beginning of the period	430,000	160,000	160,000
Granted	-	-	270,000
Exercised	(150,000)	-	-
Cancelled	(75,000)	-	-
End of the period	205,000	160,000	430,000

Options exercisable at end of period	145,000	160,000	227,500
Options unexercisable at end of period	60,000	-	202,500

At December 31, 2012 and 2011, number of stock options available for issuance under the 2007 Plan were 635,000 and 830,000, respectively.

The following table summarizes information about options outstanding at December 31, 2012 and 2011.

	Stock Options Outstanding
	Number of Stock	Weighted Average	Weighted Average
	Options Outstanding	Remaining Contractual Life	Exercise Price
At December 31, 2012:
For directors and officers	45,000	1.00	0.2819
For directors and officers	160,000	0.80	0.2819
Total	205,000		0.2819

At December 31, 2011:
For directors and officers	160,000	1.00	0.2893
Total	160,000		0.2893

As of December 31, 2012 and 2011, these stock options were valued at 70% of the fair market value using the Black-Scholes option-pricing model that generated a total fair value of $57,790 and $46,288, respectively.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

Warrants

A summary of the status of the Company’s warrants at December 31, 2012 and 2011and changes during 2012 and 2011 is presented below:

	At
	December 31,	December 31,
	2012	2011
Beginning of the period	116,812	170,247
Granted	-	-
Exercised	-	(53,435)
Cancelled	-	-
End of the period	116,812	116,812

Weighted average exercise price (Black-Scholes pricing)	0.1199	0.5386

At December 31, 2012, 116,812 warrants remain outstanding and were valued using Black-Scholes option-pricing model that generated a total current fair value of $14,006. During the six months ended December 31, 2011, four accredited investors exercised their warrants to purchase 53,435 shares of the Company’s common stock at $1.00 per share resulting in gross proceeds to the Company of $53,435. At December 31, 2011, 116,812 warrants remained outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $62,915.

NOTE 7 – INCOME TAXES

United States income tax

The Company and Trevenex Acquisitions, Inc. are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the six months ended December 31, 2012 and 2011, were as follows (assuming a 15 percent effective tax rate):

Six Months Ended
	December 31, 2012	December 31, 2011
Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforwards	$ 11,487	$ 59,598
Change in valuation allowance	(11,487)	(59,598)

Total deferred tax provision	$ -	$ -

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 7 – INCOME TAXES (Continued)

United States income tax (Continued)

The Company had deferred income tax assets at December 31, 2012 and June 30, 2012 as follows:

	At December 31, 2012	At June 30, 2012

Loss carry forwards	$ 53,237	$ 41,750
Less - Valuation allowance	(53,237)	(41,750)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the six months ended December 31, 2012 and June 30, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012 and June 30, 2012, the Company had approximately $354,912 and $278,330, respectively, in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the six months ended December 31, 2011 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provision for the income tax liability of the Malaysian subsidiary for the six months ended December 31, 2012 and 2011, respectively, were as follows:

Six Months ended
	December 31, 2012	December 31, 2011
Current tax expense	$ 61,734	$ 71,176
Deferred tax expense	-	-
Provision for Malaysian income tax expense	$ 61,734	$ 71,176

NOTE 8 – RELATED PARTY TRANSACTIONS

Mohd Aris Bernawi, the Chairman and Chief Executive Officer, is paid a fixed monthly allowance of RM2,000 (approximately $645) in performing his duties as an Officer of the Company. At December 31, 2012, the Company owed the Chairman $29,002 for out-of-pocket expenses. The Company reimburses out-of-pocket expenses on a monthly basis.

At December 31, 2012, the Company owed Valerie Hoi Fah Looi, the Secretary and Director of the Company $34,242 for out-of-pocket expenses incurred in performing her duties as an Officer of the Company. The Company reimburses out-of-pocket expenses on a monthly basis.

[Remainder of page left blank.]

 GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 9 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

At December 31, 2012 and 2011, five and five customers, respectively, accounted for 91% and 77% of the trade accounts receivable. Credit concentration in the form of accounts receivables at December 31, 2012 and 2011 were as follows:

	Percentage of Accounts Receivable at
	December 31,
	2012	2011
Customer B	-	14%
Customer D	23%	12%
Customer E	17%	10%
Customer F	14%	-
Customer G	18%	15%
Customer K	19%	-
Customer M	-	26%
	91%	77%

Vendor Concentration

At December 31, 2012 and 2011, five and three vendors, respectively, accounted for 87% and 78% of total trade accounts payable. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required. Vendor concentration at December 31, 2012 and 2011 were as follows:

	Percentage of Accounts Payable at
	December 31,
	2012	2011
Vendor B	14%	-
Vendor C	15%	-
Vendor D	27%	21%
Vendor F	15%	-
Vendor H	-	31%
Vendor I	16%	26%
	87%	78%

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 10 - SEGMENT INFORMATION (Continued)

	For the Three Months Ended				For the Six Months Ended
	December 31,				December 31,
	2012		2011		2012		2011
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$3,630,548	81%	$2,071,680	47%	$6,724,481	77%	$2,875,613	39%
Renewable Energy	869,233	19%	2,306,477	53%	2,058,508	23%	4,435,240	61%
	$4,499,781	100%	$4,378,157	100%	$8,782,989	100%	$7,310,853	100%

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$2,465,463	78%	$1,295,968	42%	$4,477,166	74%	$1,628,172	32%
Renewable Energy	676,475	22%	1,796,328	58%	1,569,315	26%	3,534,418	68%
	$3,141,938	100%	$3,092,296	100%	$6,046,481	100%	$5,162,590	100%

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$1,165,085	86%	$775,712	60%	$2,247,315	82%	$1,247,441	58%
Renewable Energy	192,758	14%	510,149	40%	489,193	18%	900,822	42%
	$1,357,843	100%	$1,285,861	100%	$2,736,508	100%	$2,148,263	100%

Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax	Income before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$345,654	84%	$207,300	49%	$624,340	73%	$333,303	40%
Renewable Energy	66,618	16%	219,619	51%	232,819	27%	501,171	60%
	$412,272	100%	$426,919	100%	$857,159	100%	$834,474	100%

Segment assets

A summary of the segment assets at December 31, 2012 and June 30, 2012 were presented below.

	At	At
	December 31, 2012	June 30, 2012
Mobile VoIP Communications and Mobile Advertising	$8,136,641	$6,867,487
Renewable Energy	2,477,858	1,898,661
	$10,614,499	$8,766,148

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(Unaudited)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

In July 2012, the FASB issued Accounting Standards Update ASU No. 2012-01, Health Care Entities (Topic 954) - Continuing Care Retirement Communities - Refundable Advance Fees. ASU 2012-01 updates Subtopic 954-430, Health Care Entities - Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that  (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this Update are effective for fiscal periods beginning after December 15, 2012. The amendments of ASU 2012-01, when adopted of the amended guidance are not expected to have a material impact on the Company’s consolidated financial statements.

In July 2012 the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment, which simplifies how entities test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test currently required by ASC Topic 350-30 on general intangibles other than goodwill. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, provided that the entity has not yet issued its financial statements. The Company does not anticipate any material impact from the adoption of ASU 2012-02.

In August 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010 in ASU No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements in ASU No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material to the Company.

NOTE 12 - SUBSEQUENT EVENT

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

Results of Operations

Our revenue for the three months ended December 31, 2012 was $4,499,781 comprising of $3,630,548 from mobile VoIP and mobile advertising services and $869,233 generated from renewable energy applications. Our earnings were $0.05 per share and net income before tax was $412,272 with $345,654 from mobile VoIP and mobile advertising and $66,618 from renewable energy.

For the six months ended December 31, 2012 our revenue was $8,782,989 comprising of $6,724,481 from mobile VoIP and mobile advertising services and $2,058,508 generated from renewable energy applications. Our earnings were $0.11 per share and net income before tax was $857,159 with $624,340 from mobile VoIP and mobile advertising and $232,819 from renewable energy.

Revenues

Operating Segment Revenue for the Three and Six Months Ended December 31, 2012

The following table sets forth the revenue and percentage of revenue attributable to each of our two operating segments.

	For the Three Months Ended
	December 31
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)

Mobile VoIP Communications and Mobile Advertising	$3,630,548	81%	$2,071,680	47%	$1,558,868	75%
Renewable Energy	869,233	19%	2,306,477	53%	(1,437,244)	(62%)
	$4,499,781	100%	$4,378,157	100%	$121,624	3%

	For the Six Months Ended
	December 31
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)

Mobile VoIP Communications and Mobile Advertising	$6,724,481	77%	$2,875,613	39%	$3,848,868	134%
Renewable Energy	2,058,508	23%	4,435,240	61%	(2,376,732)	(54%)
	$8,782,989	100%	$7,310,853	100%	$1,472,136	20%

The increase in revenue for our mobile VoIP communications and mobile advertising segment for the three and six months ended December 31, 2012 compared to December 31, 2011 was attributed to (i) the securing of new mobile VoIP communications and mobile advertising contracts that were secured during 2012 and 2011; and (ii) adoption of the technology licensing model following the acquisition of U.S. patent #8,005,057 on June 27, 2011. Our adoption of the technology-licensing model has helped us to create a new recurring revenue stream. The new model has also helped our customers to offer a more flexible pricing structure to compete more aggressively in the market. We have mitigated the impact of the lower revenue by securing new multimedia content production and e-commerce contracts that generated a higher profit margin of between 20% and 25%. The lower revenue for our renewable energy segment for the three and six months ended December 31, 2012 compared to December 31, 2011 was attributed to the completion of renewable energy contracts that were secured during 2011.

Customer Concentration

Customer concentration based on revenue contribution for the three and six months ended December 31, 2012 and 2011; and credit concentrations at December 31, 2012 and 2011 were as follows:

	Net Sales				Accounts Receivable
	For the three months ended		For the six months ended		at
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Mobile VoIP Communications and Mobile Advertising
Customer A	-	-	-	11%	-	-
Customer B	16%	22%	17%	19%	-	14%
Customer D	28%	17%	23%	15%	23%	12%
Customer E	15%	15%	16%	13%	17%	10%
Customer F	15%	-	17%	-	14%	-
Customer G	14%	23%	15%	19%	18%	15%
	88%	77%	88%	77%

Renewable Energy
Customer K	73%	26%	53%	27%	19%	-
Customer L	-	24%	-	25%	-	-
Customer M	27%	26%	47%	23%	-	26%
Customer N	-	24%	-	25%	-	-
	100%	100%	100%	100%	91%	77%

These significant customers play an important role in our revenue. If we are unable to retain any of the significant customers from our mobile VoIP communications and mobile advertising business segment it will have a material adverse effect on our results of operations and financial condition. We have increased our marketing efforts to increase our customer base to reduce our reliance on the five significant customers from our mobile VoIP communications and mobile advertising segment.

The following table sets forth revenues attributed to geographical location of our respective customers.

Geographic Information
	For the Three Months Ended
	December 31
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$3,466,260	77%	$1,912,927	44%	$1,553,333	81%
Renewable Energy	869,233	19%	2,306,477	53%	(1,437,244)	(62%)
	4,335,493	96%	4,219,404	97%	116,089	3%

Homg Kong
Mobile VoIP Communications and Mobile Advertising	$164,288	4%	$158,753	3%	$5,535	3%
Renewable Energy	-	-	-	-	-	-
	164,288	4%	158,753	3%	5,535	3%

	$4,499,781	100%	$4,378,157	100%	$121,624	3%

	For the Six Months Ended
	December 31
	2012		2011
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase /(Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$6,399,436	73%	$2,550,759	35%	$3,848,677	151%
Renewable Energy	2,058,508	23%	4,435,240	61%	(2,376,732)	(54%)
	8,457,944	96%	6,985,999	96%	1,471,945	21%

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$325,045	4%	$324,854	4%	$191	0%
Renewable Energy	-	-	-	-	-	-
	325,045	4%	324,854	4%	191	0%

	$8,782,989	100%	$7,310,853	100%	$1,472,136	20%

Cost of Goods Sold

	For the Three Months Ended
	December 31
	2012		2011
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)	% Increase /(Decrease)

Mobile VoIP Communications and Mobile Advertising	$2,465,463	78%	$1,295,968	42%	$1,169,495	90%
Renewable Energy	676,475	22%	1,796,328	58%	(1,119,853)	(62%)
	$3,141,938	100%	$3,092,296	100%	$49,642	2%

	For the Six Months Ended
	December 31
	2012		2011
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)	% Increase /(Decrease)

Mobile VoIP Communications and Mobile Advertising	$4,477,166	74%	$1,628,172	32%	$2,848,994	175%
Renewable Energy	1,569,315	26%	3,534,418	68%	(1,965,103)	(56%)
	$6,046,481	100%	$5,162,590	100%	$883,891	17%

The increase in cost of goods sold was due to an increase in revenues from our mobile VoIP communications and mobile advertising business segment.

[Remainder of page left blank.]

Vendor Concentration

Vendor concentration for the three and six months ended December 31, 2012 and 2011; and accounts payable at December 31, 2012 and 2011 were as follows:

	Net Purchases				Accounts Payable
	For the three months ended		For the six months ended		at
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Mobile VoIP Communications and Mobile Advertising
Vendor B	14%	-	-	-	14%	-
Vendor C	15%	22%	16%	18%	15%	-
Vendor D	28%	39%	30%	31%	27%	21%
Vendor E	14%	24%	15%	40%	-	-
Vendor F	15%	15%	16%	11%	15%	-
Vendor G	14%	-	16%	-	-	-
	100%	100%	93%	100%

Renewable Energy
Vendor H	-	51%	100%	47%	-	31%
Vendor I	100%	49%	-	53%	16%	26%
	100%	100%	100%	100%	87%	78%

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

Gross Profit

	For the Three Months Ended
	December 31,
	2012		2011
Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$1,165,085	86%	$775,712	60%	$389,373	50%
Renewable Energy	192,758	14%	510,149	40%	(317,391)	(62%)
	$1,357,843	100%	$1,285,861	100%	$71,982	6%

	For the Six Months Ended
	December 31,
	2012		2011
Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)	% Increase /(Decrease)
Mobile VoIP Communications and Mobile Advertising	$2,247,315	82%	$1,247,441	58%	$999,874	80%
Renewable Energy	489,193	18%	900,822	42%	(411,629)	(46%)
	$2,736,508	100%	$2,148,263	100%	$588,245	27%

Gross profit margin for the three and six months ended December 31, 2012 and 2011 were as follows:

	For the Three Months Ended
	December 31,
	2012	2011
Mobile VoIP Communications and Mobile Advertising	32%	37%
Renewable Energy	22%	22%
Overall Gross Profit Margin	30%	29%

	For the Six Months Ended
	December 31,
	2012	2011
Mobile VoIP Communications and Mobile Advertising	33%	43%
Renewable Energy	24%	20%
Overall Gross Profit Margin	31%	29%

Gross profit margin from the mobile VoIP and mobile advertising segment decreased from 37% to 32% and 43% to 33%, respectively due to higher cost of sales from our mobile VoIP communications and mobile advertising contracts.

Total Operating Expenses

Three Months Ended December 31, 2012 Compared With Three Months Ended December 31, 2011

	For the Three Months Ended
	December 31,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Other General & Administration	$393,073	$407,069	$(13,996)	(3%)
Depreciation & Amortization	339,158	230,395	108,763	47%
Professional Fees	17,225	26,565	(9,340)	(35%)
Sales & Marketing	197,147	194,913	2,234	1%
Total Operating Expenses	$946,603	$858,942	$87,661	10%

The increase in our operating expenses for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was attributed primarily to an increase in provision for depreciation and amortization of assets.

For the three months ended December 31, 2012, the decrease in other general and administrative expenses was primarily attributable to a higher stock compensation during 2011 and offset by higher development cost in 2012. For the three months ended December 31, 2012, 72% of the total general and administrative expenses was for development cost, 8% was for royalties expenses, 8% was for administration and clerical costs; 5% was for payroll and 7% for other expenses such as rental of office space and utilities.

The decrease in professional fees for the three months ended December 31, 2012 compared to the same period in 2011 was primarily attributable to a decrease in accounting and attorney fees.

Sales and marketing expenses for the three months ended December 31, 2012  relate to the promotion and marketing of Info-Accent's mobile VoIP communications, mobile advertising advertisement and microblogging services in Asia.

Six Months Ended December 31, 2012 Compared With Six Months Ended December 31, 2011

	For the Six Months Ended
	December 31,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Other General & Administration	$784,682	$602,144	$182,538	30%
Depreciation & Amortization	671,589	468,841	202,748	43%
Professional Fees	34,056	47,891	(13,835)	(29%)
Sales & Marketing	390,054	194,913	195,141	100%
Total Operating Expenses	$1,880,381	$1,313,789	$566,592	43%

The increase in our operating expenses for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was attributed primarily to an increase in other general and administrative expenses; sales & marketing; and provision for depreciation and amortization of assets.

For the six months ended December 31, 2012, the increase in other general and administrative expenses  compared to the same period in 2011was primarily attributable to an increase in development cost $481,205 in connection with our patent and license agreement purchased and increased in royalties expenses of $66,359 offset by lower stock compensation expense. For the six months ended December 31, 2012, 76% of the total general and administrative expenses was for development cost, 8% was for royalties expenses, 7% was for administration and clerical costs; 4% was for payroll and 5% for other expenses such as rental of office space and utilities.

The decrease in professional fees for the six months ended December 31, 2012 compared to  the same period in, 2011was primarily attributable to a decrease in accounting and attorney fees.

The increase in sales and marketing expenses for the six months ended December 31, 2012 compared to the same period in  2011 was primarily attributed to our increased marketing efforts to promote and market Info-Accent's mobile VoIP communications, mobile advertising advertisement and microblogging services in Asia.

Provision for Income Taxes

For the three and six months ended December 31, 2012, Info-Accent recorded an income tax provision of $31,393 and $61,734, respectively. For the three and six months ended December 31, 2011, Info-Accent recorded an income tax provision of $51,628 and $77,176, respectively. In 2012 and 2011, we did not record any tax benefit for the losses incurred in the U.S. by affecting a 100% valuation allowance on the potential benefit as per ASC Topic 740. We will record the tax benefits of U.S. losses once our U.S. operations have realized consistent profitability.

Net Income

	For the Three Months Ended
	December 31,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Net Income	$380,879	$375,291	$5,588	2%

	For the Six Months Ended
	December 31,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Net Income	$795,425	$757,298	$38,127	5%

The increase in net income was attributable to higher revenues.

Total Comprehensive Income

	For the Three Months Ended
	December 31,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Net Income	$380,879	$375,291	$5,588	2%
Gain / (Loss) in currency translation	$94,210	$2,216	$91,994
Total Comprehensive Income	$475,089	$377,507	$97,582	26%

	For the Six Months Ended
	December 31,
	2012	2011	Increase / (Decrease)	% Increase / (Decrease)
Net Income	$795,425	$757,298	$38,127	5%
Gain / (Loss) in currency translation	$365,929	$(215,929)	$581,858
Total Comprehensive Income	$1,161,354	$541,369	$619,985	115%

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. During the six months ended December 31, 2012, our operations were primarily funded from internally generated funds. For the six months ended December 31, 2012, our principal sources of liquidity included cash and cash equivalents of $18,270 compared to $18,655 at June 30, 2012. At December 31, 2012, we had a positive working capital of $1,306,453 compared to a working capital deficit of $217,728 at June 30, 2012. The increase in working capital was mainly due to increase in accounts receivables.

Working Capital

	At December 31, 2012	At June 30, 2012	Increase / (Decrease)
Current Assets	$3,500,306	$1,391,868	$2,108,438
Current Liabilities	2,193,853	1,609,596	584,257
Working Capital (Deficit)	$1,306,453	$(217,728)	$1,524,181

Cash Flows

Cash Flows from Operating Activities. Operating activities used net cash of $59,370 during the six months ended December 31, 2012 and used net cash of $572,227 during the six months ended December 31, 2011. Net cash used in operating activities during the six months ended December 31, 2012 was primarily attributed to an increase in accounts receivable of $2,015,281, increase in deposits and other debtors of $976, noncash adjustments of $733,323 and offset by an increase in the accounts payable amounting to $1,075,521, decreased accrued liabilities of $647,382 and net income of $795,425. Net cash used in operating activities during the six months ended December 31, 2011 was primarily attributed to an increase in accounts receivable of $269,004, increase in deposits and other debtors of $26,635, noncash adjustments of $546,017 and offset by a decrease in the accounts payable amounting to $1,426,113, decreased accrued liabilities of $153,790 and net income of $757,298.

Cash Flows from Investing Activities. There was no investing activity during the six months ended December 31, 2012 and 2011.

Cash Flows from Financing Activities. Cash generated from financing activities during the six months ended December 31, 2012 of $14,075 resulted from  unreimbursed expenses incurred by Mohd Aris Bernawi and Valerie Looi in performing their duties as Officers of the Company. Cash generated from financing activities during the six months ended December 31, 2011 of $77,423 resulted from proceeds received from our existing stockholders who exercised their warrants to purchase our common stock totaling $53,436, at an exercise price of $1.00 per share and unreimbursed expenses incurred by Mohd Aris Bernawi and Valerie Looi totaling $23,987 in performing their duties as Officers of the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

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

Global MobileTech, Inc.

February 6, 2013	By:	/s/ Mohd. Aris Bernawi
Mohd. Aris Bernawi Chief Executive Officer (Principal Executive Officer)

February 6, 2013	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)