Form 10-K/A
period 2012-06-30
GLOBAL MOBILETECH, INC.
filed 2013-04-04
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (the “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended June 30, 2012 (the “2012 Annual Report”) filed by the Company, which was originally filed with the Securities and Exchange Commission on October 24, 2012.

The Company has provided (i) additional information on the formation of MaxCents, (ii) the reason for the decrease in revenue from our Renewable Energy segment (iii) a reconciliation of the weighted average number of common shares for basic and diluted earnings per share (“EPS”) at June 30, 2012 and 2011, as required under ASC 260, Earnings Per Share (iv) the dilutive common share equivalents (v) a statement identifying the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting (vi) a statement disclosing management’s assessment of the effectiveness of its internal control over financial reporting, as required under Item 308 of Regulation S-K; and (vii) an amended Section 906 certifications for the fiscal year ended June 30, 2012.  The remainder of the disclosures in this Form 10-K/A has not been updated.  For current information regarding the Company, please see the recent Reports filed by the Company with the SEC.

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

On June 14, 2012, Info-Accent invested RM1,500 or US$500 in a newly formed joint venture Malaysian company, MaxCents Sdn Bhd (“MaxCents”) to operate an integrated ad-funded social network and mobile/online shopping portal.  The investment represented 30% equity interest in MaxCents with 40% held by First Asset Holdings Limited and the remaining 30% held by Ridzuan Mohd Jusoh. Pursuant to the Joint Venture Agreement dated May 21, 2012, the respective shareholders shall contribute to the share capital and initial working capital of MaxCents in proportion to their shareholding. The formation of MaxCents was not subject to U.S. Financial Accounting Standards Board (“FASB”) - Accounting Standards Codification (“ASC”) topic 805-10-50-2 because it was not a business combination.

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

Our Articles of Incorporation had authorized 10,000,000 of preferred stock at par value of $0.001 per share, of which none have been designated or issued. Our Board of Directors has the power to issue any or all of these undesignated additional shares without shareholder approval; and such shares can be issued with such rights, preferences, and limitations as may be determined by our Board of Directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of us, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of outstanding shares of common stock.

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

The decrease in revenue for our renewable energy segment for the year ended June 30, 2012 compared to June 30, 2011 was attributed to the completion of three contracts that were secured during 2010. We managed to secure a new renewable energy contract during 2011.

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

For the year ended June 30, 2012, other general and administrative expenses decreased by $241,648 or 19% to $1,267,765 from $1,509,413 for the year ended June 30, 2011. The decrease was primarily attributable to a decrease in stock-based compensation to our directors and officers of $184,087 and decrease in development cost of $45,598 in connection with our patent purchase. For the year ended June 30, 2012, 65% of the total general and administrative expenses was for development cost, 9% was for administration and clerical costs, 7% was for stock-based compensation, 4% was for payroll, and 15% was for other expenses such as royalty, upkeep of office, rental of office space and utilities.

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

Currency Conversion

The business of our mobile VoIP communications and mobile advertising and renewable energy business is generally conducted in Malaysia. Our financial statements are translated from Ringgit Malaysia into U.S. Dollars in accordance with Accounting Standards Codification (“ASC”) topic 830-30, “Foreign Currency Matters – Translation of Financial Statements”. Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates and all income and expenditure items are translated at the average rates for each of the periods presented.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[Remainder of page left blank.]

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL MOBILETECH, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 AND 2011
PAGE
Report of Independent Registered Public Accounting Firm	37

Financial Statements
Consolidated Balance Sheets as of June 30, 2012 and 2011	38
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended June 30, 2012 and 2011	39
Consolidated Statement of Stockholders’ Equity for the Years Ended June 30, 2012 and 2011	40
Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011	41
Notes To Consolidated Financial Statements	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Global MobileTech, Inc.

We have audited the accompanying consolidated balance sheets of Global MobileTech, Inc. and Subsidiaries (the “Company”) as of June 30, 2012 and June 30, 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended June 30, 2012 and June 30, 2011.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenues	$ 15,402,130	$ 30,674,747
(Less) : Cost of Goods Sold	10,772,429	25,897,718
Gross Profit	4,629,701	4,777,029
Expenses:
Professional fees	76,587	106,283
Depreciation and amortization	1,027,594	270,550
Sales and marketing	584,681	812,435
General and administrative - Other	1,267,765	1,509,413
Total Operating Expenses	2,956,627	2,698,681

Income from Operations	1,673,074	2,078,348

Other Income (Expense):
Gain (Loss) on currency translation	(8,420)	11,317
Interest expense	-	(577)
Loss on disposal of mining claims	-	(21,211)
Total Other Income (Expense)	(8,420)	(10,471)

Income Before Income Taxes	1,664,654	2,067,877

(Less) : Provision for income taxes:
Current	-	3,426
Deferred	664,605	576,736

Net Income	$ 1,000,049	$ 1,487,715

Comprehensive Income:
Foreign currency translation adjustment	(231,288)	79,733

Total Comprehensive Income	$ 768,761	$ 1,567,448

Earnings Per Common Share:
Basic	$ 0.19	$ 0.46
Diluted	$ 0.17	$ 0.43

Weighted Average Number of Common Shares
Basic	5,371,167	3,260,639
Diluted	5,724,700	3,464,424

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

Formation of Joint Venture Company, MaxCents Sdn Bhd

On June 14, 2012, Info-Accent invested RM1,500 or US$500 in a newly formed joint venture Malaysian company, MaxCents Sdn Bhd (“MaxCents”) to operate an integrated ad-funded social network and mobile/online shopping portal.  The investment represented 30% equity interest in MaxCents with 40% held by First Asset Holdings Limited and the remaining 30% held by Ridzuan Mohd Jusoh. Pursuant to the Joint Venture Agreement dated May 21, 2012, the respective shareholders shall contribute to the share capital and initial working capital of MaxCents in proportion to their shareholding.  The formation of MaxCents was not subject to ASC 805-10-50-2 because it was not a business combination.

The Company has assessed whether its involvement with another legal entity required consolidation and/or disclosure of such involvement under the Variable Interest Entity (“VIE”) subsections of subtopic in ASC 810-10 – Consolidations – Overall. Info-Accent: (i) does not have substantial voting rights where its equity investment does not participate significantly in MaxCents’ earnings and losses, (ii) does not have the controlling financial interest where Info-Accent does not have the power to direct the activities that most significantly impact the economic performance of the joint venture, (iii) does not provide financial support to MaxCents; and (iv) is not the primary beneficiary of MaxCents. Based on the foregoing, the joint venture does not meet the criteria or characteristics of a VIE based on the guidance contained in ASC 810-10-15-14.

ASC 810-10-10-1 states that consolidated financial statements are necessary for a fair presentation if one of the entities in the consolidated group directly or indirectly has a controlling financial interest in the joint venture. Info-Accent has neither any special arrangement nor contractual management relationship through its 30% equity and voting interest in the joint venture. The Company does not have majority voting interest or controlling financial interest in MaxCents. .

Given that the Company does not have control and influence in MaxCents, the Company has used the equity method to account for its investment in MaxCents in accordance with the guidance contained in ASC 323 – “Investments – Equity Method and Joint Ventures”. Based on the equity method, on initial recognition the investment in an associate or a joint venture is recognized at cost, and the carrying amount is increased or decreased to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. Further, ASC 323-10-05-4 states the equity method of accounting more closely meets the objectives of accrual accounting because the investor recognizes its share of the earnings and losses of the investee in the periods in which they are reflected in the accounts of the investee. The equity method also best enables investors in joint ventures to reflect the underlying nature of their investment in those ventures. According to ASC 323-10-05-5, the investor has a degree of responsibility for the return on its investment, and it is appropriate to include in the results of operations of the investor share of earnings or losses of the investee. Info-Accent accounted for 30% of the earnings or losses in MaxCents in proportion to its equity and voting interest of 30% in MaxCents.

GLOBAL MobileTech, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with  U.S. GAAP for annual financial statements and with instructions to Form 10-K and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share (Continued)

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011
Net Income	$1,000,049	$1,487,715
Earnings Per Share (EPS)
Basic	$0.19	$0.46

Diluted	$0.17	$0.43
Weighted average number common shares
Basic	5,371,167	3,260,639

Diluted	5,724,700	3,464,424

	Weighted average number of potentially outstanding dilutive shares
	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011
Common stock issued from July 1, 2011 to June 30, 2012 in connection with the Company’s equity financing inclusive of 53,435 shares issued for cash, 2,240,740 shares issued for acquisitions of License and Patent Agreement; 1,000,000 shares issued for acquisitions of and Patent; and 270,000 shares issued to Directors and Officer as compensation in fiscal 2012.	5,371,167	3,260,639

Warrants issued from July 2011 to June 30, 2012 in connection with the Company’s equity financing inclusive of 53,435 warrants exercised in fiscal 2012 and remaining unexercised warrants of 116,812 shares.	116,812	123,127

Stock options issued on December 29, 2010 and March 15, 2012 to directors and officers to purchase up to an aggregate of 440,000 shares of the Company’s common stock at an exercise price of 70% of the fair market value.	236,721	80,658

Total potentially outstanding dilutive shares	5,724,700	3,464,424

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report.  Such system of controls and procedures were designed to obtain reasonable assurance of achieving their control objective. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

In its evaluation of our internal control over financial reporting, our management has used the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Pursuant to Rule 15d-15 of the Exchange Act, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012.  Based on this evalluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Controls over Financial Reporting

Based upon an evaluation by our management of our internal control over financial reporting, with the participation of our principal executive officer and principal financial officer, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period ended June 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation on the Effectiveness of Internal Control

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control.  The design of any system of internal control is also based in part upon certain assumptions about risks and the likelihood of future events, and there is no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in circumstances and the degree of compliance with the policies and procedures may deteriorate.  Because of these inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and may not be detected on a timely basis.

ITEM 9B   OTHER INFORMATION

None.

[Remainder of page left blank.]

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR -END
	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have Not Vested
			($)			($)		($)
	(a)	(b)	( c)
Mohd. Aris Bernawi	30,000	-	0.2840	December 29, 2015	-	-	-	-
Valerie Hoi Fah Looi	40,000	-	0.2840	December 29, 2015	-	-	-	-
Matthew J. Riedel	30,000	-	0.2840	December 29, 2015	-	-	-	-
Chee Hong Leong	30,000	-	0.2840	December 29, 2015	-	-	-	-
Aik Fun Chong	15,000	-	0.2840	December 29, 2015	-	-	-	-
Hon Kit Wong	15,000	-	0.2840	December 29, 2015	-	-	-	-

Mohd. Aris Bernawi	20,000	60,000	0.2840	March 15, 2017	-	-	-	-
Valerie Hoi Fah Looi	20,000	60,000	0.2840	March 15, 2017	-	-	-	-
Matthew J. Riedel	7,500	22,500	0.2840	March 15, 2017	-	-	-	-
Chee Hong Leong	7,500	22,500	0.2840	March 15, 2017	-	-	-	-
Hon Kit Wong	12,500	37,500	0.2840	March 15, 2017	-	-	-	-

Total :	227,500	202,500			-	-	-	-

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

Date: April 3, 2013	GLOBAL MOBILETECH, INC

	By:	/s/ Mohd. Aris Bernawi
Name: Mohd. Aris Bernawi
Title: CEO, Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mohd. Aris Bernawi	CEO, Chairman and Director	April 3, 2013
Mohd. Aris Bernawi

/s/ Hon Kit Wong Hon Kit Wong	Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2013

/s/ Valerie Hoi Fah Looi Valerie Hoi Fah Looi	President, Secretary and Director	April 3, 2013

/s/ Chee Hong Leong Chee Hong Leong	Director	April 3, 2013