Form 10-Q/A
period 2012-09-30
GLOBAL MOBILETECH, INC.
filed 2013-04-04
CIK 1424822

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

As of November 16, 2012, there were 7,366,991 shares of our common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

This amended report on Form 10-Q is filed solely for the purpose of replacing Exhibit 32 attached to the original report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global MobileTech, Inc.
(Registrant)

April 4 ,2013	By:	/s/ Mohd Aris Bernawi
Mohd. Aris Bernawi Chief Executive Officer (Principal Executive Officer)

April 4, 2013	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)

3