Form 10-Q/A
period 2012-12-31
GLOBAL MOBILETECH, INC.
filed 2013-04-04
CIK 1424822

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

Global MobileTech, Inc.

April 4, 2013	By:	/s/ Mohd Aris Bernawi
Mohd. Aris Bernawi Chief Executive Officer (Principal Executive Officer)

April 4, 2013	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)

3