Form 10-Q
period 2013-03-31
GLOBAL MOBILETECH, INC.
filed 2013-05-14
CIK 1424822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013 (Third Quarter)

or

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

As of May 14, 2013, there were 8,661,991 shares of our common stock, $0.001 par value, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

March 31, 2013 and 2012

Index to Consolidated Financial Statements

(Unaudited)

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2013 AND JUNE 30, 2012

ASSETS
	March 31,	June 30,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 16,213	$ 18,655
Accounts receivable, net	4,554,218	1,369,514
Deposit	3,779	1,948
Other debtors	1,011	1,751
Total Current Assets	4,575,221	1,391,868
Property, Plant and Equipment:
Property, plant and equipment, at cost	4,387,046	4,223,140
(Less): Accumulated depreciation and amortization	1,536,299	843,725
Property, Plant and Equipment, net	2,850,747	3,379,415
Other Assets:
Patent (net of accumulated amortization of $674,749 ; $398,205)	2,809,248	2,957,338
Patent & Technology License Agreement (net of accumulated
amortization of $122,500 ; $43,750)	927,500	1,006,250
Methodology & Technology Assignment (net of accumulated
amortization of $26,492 ; $18,108)	24,784	31,277
Total Other Assets	3,761,532	3,994,865
Total Assets	$ 11,187,500	$ 8,766,148

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable	$ 1,692,352	$ 607,372
Accrued liabilities	278,554	939,139
Federal and other taxes on income	120,038	3,311
Due to related party	66,641	59,774
Total Current Liabilities	2,157,585	1,609,596
Non-Current Liabilities:
Non-current deferred income taxes	1,295,984	1,248,201
Total Non-Current Liabilities	1,295,984	1,248,201
Total Liabilities	3,453,569	2,857,797

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding on March 31,
2013 and June 30, 2012, respectively	-	-
Common stock, par value $0.001 per share; 100,000,000
shares authorized; 8,661,991 and 7,216,991 shares issued and
outstanding on March 31, 2013 and June 30, 2012, respectively	8,662	7,217
Additional paid-in capital	3,865,081	3,653,676
Accumulated other comprehensive income (loss)	104,571	(153,690)
Accumulated income	3,755,617	2,401,148
Total Stockholders' Equity	7,733,931	5,908,351

Total Liabilities and Stockholders' Equity	$ 11,187,500	$ 8,766,148

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$ 4,459,885	$ 4,004,422	$ 13,242,874	$ 11,315,275

Cost of Goods Sold	(3,016,059)	(2,758,364)	(9,062,541)	(7,920,953)

Gross Profit	1,443,826	1,246,058	4,180,333	3,394,322

Expenses:
Professional fees	19,018	12,646	53,074	60,538
Depreciation and amortization	336,851	249,697	1,008,440	718,538
Sales and marketing	195,655	195,763	585,709	390,676
General and administrative - Other	277,306	157,557	1,061,989	759,731

Total operating expenses	828,830	615,663	2,709,212	1,929,483

Income from Operations	614,996	630,395	1,471,121	1,464,839

Other Income (Expense):
Gain (Loss) on currency translation	(1,031)	-	1	-

Total other income (expense)	(1,031)	-	1	-

Income Before Income Taxes	613,965	630,395	1,471,122	1,464,839

Provision for income taxes:
Current	(54,919)	(49,071)	(116,653)	(126,247)

Net Income	$ 559,046	$ 581,324	$ 1,354,469	$ 1,338,592

Comprehensive Income (Loss) :
Foreign currency translation adjustment	(107,668)	191,172	258,261	(24,757)

Total Comprehensive Income	$ 451,378	$ 772,496	$ 1,612,730	$ 1,313,835

Earnings Per Common Share:
Basic	$ 0.07	$ 0.10	$ 0.18	$ 0.27

Diluted	$ 0.07	$ 0.10	$ 0.17	$ 0.26

Weighted Average Number of Common Shares Outstanding:
Basic	7,532,411	5,584,464	7,489,163	4,871,277

Diluted	7,896,376	5,899,847	7,941,431	5,167,244

The accompanying notes to consolidated financial statements are an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012

	For the Nine Months Ended
	March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Operating Activities:
Net income	$ 1,354,469	$ 1,338,592
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Income taxes	116,653	126,247
Depreciation and amortization	1,008,440	718,538
Common stock issued for services	72,000	(86,408)
Changes in assets and liabilities-
Deposit and other debtors	(949)	(23,040)
Accounts receivable - Trade	(3,132,277)	(207,741)
Accounts payable - Trade	1,063,450	(2,262,052)
Accrued liabilities	(567,303)	81,906

Net Cash Used by Operating Activities	(85,517)	(313,958)

Investing Activities:
Purchases of property, plant and equipment	(2,239)	-

Net Cash Used in Investing Activities	(2,239)	-

Financing Activities:
Proceeds from loan from related party	17,472	39,339
Proceeds from the issuance of common stock	-	53,435

Net Cash Provided by Financing Activities	17,472	92,774

Effect of Exchange Rate Changes	67,842	221,624

Net Increase (Decrease) in Cash	(2,442)	440

Cash - Beginning of Period	18,655	17,681

Cash - End of Period	$ 16,213	$ 18,121

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-Cash Transactions Affecting Operating, Investing and Financing Activities :
Issuance of stock for payment of debts	$ 140,850	$ -

The accompanying notes to financial statements are
an integral part of these statements.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

In June 2011 the Company acquired U.S. patent # 8,005,057 and in December 2011, the Company acquired a new Technology License Agreement to drive the Company’s mobile platform by combining the methodologies of the Company’s patent and the Technology License Agreement. The Company’s platform provides the essential business logic, platform intelligence and central management that drives the platform and enables the application of flexible business models. The Company has achieved its objective by integrating the Company’s platform with internal and external enablers that are embedded in the Company’s platform. The Company’s platform enables the conversion of media (text, voice, video and graphics) into value-added solutions in different protocols and formats that are seamlessly integrated for transmission to mobile phones.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Formation of Joint Venture Company, MaxCents Sdn Bhd (Continued)

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

Unaudited Interim Financial Statements

The interim consolidated financial statements of the Company as of March 31, 2013 and March 31, 2012 and for the three months and nine months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, the interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of the Company’s financial position at March 31, 2013 and June 30, 2012 and the results of its operations and its cash flows for the nine months ended March 31, 2013 and 2012. These results are not necessarily indicative of the results expected for the fiscal year ending June 30, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“U.S.GAAP”). Refer to the Company’s audited financial statements as of June 30, 2012, filed with the SEC for additional information, including significant accounting policies.

Basis of presentation

The financial information included herein is unaudited and has been prepared consistent with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and footnotes required by U.S. GAAP for complete consolidated financial statements. These notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012. In the opinion of management, these interim consolidated financial statements include all adjustments (consisting solely of normal recurring adjustments) which are necessary for a fair statement of results for the interim period presented. The results of operations for the three months and nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

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

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the following entities at March 31, 2013:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest
Global MobileTech, Inc.	U.S.	100%
Trevenex Acquisitions, Inc.	U.S.	100%
Info-Accent Sdn Bhd	Malaysia	100%

All significant intercompany accounts and transactions have been eliminated in consolidation.

Impairment of Long-Lived Assets

In accordance to U.S. GAAP Codification of Accounting Standards (“ASC”) - 360, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended March 31, 2013, and 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Revenue Recognition

Info-Accent Sdn Bhd, a wholly owned Malaysian subsidiary, commenced operations on April 7, 2010. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company applies the revenue recognition principles set forth under SEC Staff Accounting Bulletin (“SAB”) - 104 and considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure that accounts receivable are not overstated due to uncollectibility. The allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company and its subsidiaries become aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If the circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. At March 31, 2013 and 2012, the Company had no allowance for doubtful accounts.

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Common Share (Continued)

The following table shows the weighted-average number of potentially outstanding dilutive shares for the three and nine months ended March 31, 2013 and 2012:

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$ 559,046	$ 581,324	$ 1,354,469	$ 1,338,592

Earnings Per Common Share:
Basic	$ 0.07	$ 0.10	$ 0.18	$ 0.27

Diluted	$ 0.07	$ 0.10	$ 0.17	$ 0.26

Weighted Average Number of
Common Shares Outstanding:
Basic	7,532,411	5,584,464	7,489,163	4,871,277

Diluted	7,896,376	5,899,847	7,941,431	5,167,244

	Weighted average number of potentially
	outstanding dilutive shares

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Common stock issued from date
of inception to March 31, 2013.	7,532,411	5,584,464	7,489,163	4,871,277

Warrants issued from July 2011 to March 31,
2013 in connection with the Company's equity
financing.	116,812	116,812	116,812	123,203

Stock options issued to directors and officers
to purchase up to an aggregate 535,000 shares
of the Company's common stock at an exercise
price of 70% of the fair market value.	247,153	198,571	335,456	172,764

Total potentially outstanding dilutive shares	7,896,376	5,899,847	7,941,431	5,167,244

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

MARCH 31, 2013 AND 2012

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

Estimates

The consolidated financial statements are prepared on the basis of U.S. GAAP. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, 2013 and 2012 and June 30, 2012, and income and expenses for the periods then ended. Actual results could differ from those estimates made by management.

Foreign Currency Translation

The Company follows the provisions of ASC 830, Foreign Currency Translation. The functional currency of the Company’s foreign subsidiary and associate company is Ringgit Malaysia (“RM”). All foreign currency assets and liabilities amounts are re-measured into U.S. dollars at end-of-period exchange rates. Foreign currency income and expense are re-measured at average exchange rates in effect during the year. Exchange gains and losses arising from foreign currency transactions are included in operations in the period in which they occur. Foreign currency translations are included in other comprehensive income class.

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

	March 31,
	2013	2012
Balance Sheet	3.0746	3.0615
Statement of operations and comprehensive income (loss)	3.0732	3.0716

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

MARCH 31, 2013 AND 2012

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

Other Comprehensive Income

The Company presents comprehensive income (loss) under FASB - ASC 220, Comprehensive Income. ASC 220 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. Accumulated other comprehensive income consisted of unrealized gains or losses resulting from the translation of financial statements from RM to U.S.$.

For the three months and nine months ended March 31, 2013 and 2012, comprehensive income for the Company consisted of net income/loss for the period and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income. Components of the Company’s comprehensive income for the three months and nine months ended March 31, 2013 and 2012 as follow:

	For the Three	For the Three	For the Nine	For the Nine
	Months ended	Months ended	Months ended	Months ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$ 559,046	$ 581,324	$ 1,354,469	$ 1,338,592

Comprehensive Income (Loss):
Foreign currency translation adjustment	(107,668)	191,172	258,261	(24,757)

Total Comprehensive Income	$ 451,378	$ 772,496	$ 1,612,730	$ 1,313,835

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation. Property, plant and equipment consists of the following at March 31, 2013 and June 30, 2012.

	At March 31,	At June 30,
	2013	2012
Computer Software	$ 3,717,164	$ 3,580,112
Plant and Machinery	654,719	630,580
Furniture and Fittings	1,839	1,771
Renovation	11,086	10,677
Office Computers	2,238	-
	4,387,046	4,223,140
(Less): Accumulated depreciation	1,536,299	843,725

Net Book Value	$ 2,850,747	$ 3,379,415

The depreciation expense recorded was $660,576 and $431,784 for the nine months ended March 31, 2013 and 2012, respectively.

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

Pursuant to the Patent Purchase Agreement, Sunway will receive net payment of $3.0 million after setting off a sum of $500,000 previously paid by Info-Accent to VyseTech Asia Sdn Bhd (“VTA”) as a one-time license fee. Sunway received the remaining purchase consideration of $3.0 million through a combination of $2.0 million cash and issuance of 1.0 million unregistered shares of the Company’s common stock at $1.00 per share. On August 3, 2011, Info-Accent and Sunway executed a Supplemental Agreement to the Patent Purchase Agreement whereby Sunway agreed to receive 1,000,000 unregistered shares of common stock of the Company at $1.00 per share as full and final payment for the purchase of the patent. On August 5, 2011, the Company issued 1,000,000 restricted shares of its common stock to Sunway.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 3 – PATENT (Continued)

A summary of the patent at March 31, 2013 and June 30, 2012 were presented below.

	At March 31,	At June 30,
	2013	2012
Patent	$ 3,483,997	$ 3,355,543
(Less): Accumulated amortization	674,749	398,205

Net Book Value	$ 2,809,248	$ 2,957,338

The amortization expense recorded was $261,419 and $261,555 for the nine months ended March 31, 2013 and 2012, respectively.

NOTE 4 - PATENT AND TECHNOLOGY LICENSE AGREEMENT

On December 15, 2011, the Company entered into a five-year Patent and Technology License Agreement (the “Technology License Agreement”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to grant to the Company non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943 in Malaysia, China, Thailand, Philippines and Indonesia. The provisions of the agreement require the Company to make a onetime license fee payment to SHL in the amount of $600,000, within thirty days of the execution of the Technology License Agreement. In addition to the onetime only payment, the Company will be required to pay a royalty equivalent to one percent (1%) of its gross sales which will be due and payable on or before each anniversary of the effective date of the Technology License Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. SHL agreed to accept 740,740 shares of the Company’s common stock at $0.54 per share for $400,000 in the aggregate and cash payment of $200,000 due within thirty days. On December 29, 2011, the Company issued 740,740 restricted shares of its common stock to SHL.

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 4 - PATENT AND TECHNOLOGY LICENSE AGREEMENT (Continued)

A summary of the patent and technology license agreement at March 31, 2013 and June 30, 2012 is presented below.

	At March 31,	At June 30,
	2013	2012
Patent and Technology License Agreement	$ 1,050,000	$ 1,050,000
(Less): Accumulated amortization	122,500	43,750

Net Book Value	$ 927,500	$ 1,006,250

The amortization expense recorded was $78,750 and $17,500 for the nine months ended March 31, 2013 and 2012, respectively

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 5 – METHODOLOGY AND TECHNOLOGY ASSIGNMENT (Continued)

A summary of the methodology and technology assignment at March 31, 2013 and June 30, 2012 were presented below.

	At March 31,	At June 30,
	2013	2012
Methodology and Technology Assignment	$ 51,276	$ 49,385
(Less): Accumulated amortization	26,492	18,108

Net Book Value	$ 24,784	$ 31,277

The amortization expense recorded was $7,695 and $7,699 for the nine months ended March 31, 2013 and 2012, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On December 15, 2011, the Company entered into a five-year Patent and Technology License Agreement (the “Technology License Agreement”) with Soon Hock Lim (“SHL”) pursuant to which SHL agreed to grant to the Company non-exclusive licensing rights to use the proprietary technologies and claims under U.S. patent # 8,089,943.  Pursuant to the Technology License Agreement, the Company is required to pay a royalty equivalent to one percent (1%) of its gross sales which will be due and payable on or before each anniversary of the effective date of the Technology License Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The  royalty due to SHL for the period from January 2012 to December 2012 was $122,685. SHL agreed to accept 815,000 shares of GMT’s common stock at $0.15 per shares as full payment for the royalty due. On February 25, 2013, the Company issued 815,000 restricted shares of its common stock to SHL.

On February 25, 2013, the Company awarded an aggregate of 480,000 shares of its common stock to its directors and officers at $0.15 per share. These stock awards were valued on the date that generated a total fair value of $72,000.

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

A summary of the status of the Company’s stock options at March 31, 2013 and 2012; and June 30, 2012; and changes during the nine months ended March 31, 2013 and 2012; and for the year ended June 30, 2012 is presented below:

[Table is on following page]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

Stock Option Plan (Continued)

	At
	March 31,	March 31,	June 30,
	2013	2012	2012
Beginning of the period	430,000	160,000	160,000
Granted	330,000	270,000	270,000
Exercised	(150,000)	-	-
Cancelled	(75,000)	-	-
End of the period	535,000	430,000	430,000

Options exercisable at end of period	205,000	160,000	227,500
Options unexercisable at end of period	330,000	270,000	202,500

As of March 31, 2013 and 2012, stock options available for issuance under the 2007 Plan was 305,000 and 560,000, respectively.

The following table summarizes information about options outstanding at March 31, 2013 and 2012.

	Stock Options Outstanding
	Number	Weighted Average	Weighted Average
	Outstanding	Remaining Contractual Life	Exercise Price
At March 31, 2013:
For directors and officers	205,000	3.70	0.2802
For directors and officers	330,000	5.16	0.2802
Total	535,000	4.60	0.2802

At March 31, 2012:
For directors and officers	160,000	3.75	0.2859
For directors and officers	270,000	4.96	0.2859
Total	430,000	4.51	0.2859

As of March 31, 2013 and 2012, these stock options were valued at 70% of the fair market value using the Black-Scholes option-pricing model that generated a total fair value of $149,907 and $122,937, respectively.

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

Warrants

A summary of the status of the Company’s warrants as of March 31, 2013 and 2012; and changes during 2013 and 2012 is presented below:

	At
	March 31,	March 31,
	2013	2012
Beginning of the period	116,812	170,247
Granted	-	-
Exercised	-	(53,435)
Cancelled	-	-
End of the period	116,812	116,812

Weighted average exercise price
(Black-Scholes options pricing)	0.1199	0.4590

At March 31, 2013, 116,812 warrants remain outstanding and were valued using Black-Scholes option-pricing model that generated a total current fair value of $14,006. During the nine months ended March 31, 2012, four accredited investors exercised their warrants to purchase 53,435 shares of the Company’s common stock at $1.00 per share resulting in gross proceeds to the Company of $53,435. At March 31, 2012, 116,812 warrants remained outstanding and were valued using Black-Scholes option-pricing model that generated a total fair value of $53,617.

NOTE 7 – INCOME TAXES

United States income tax

GMT and Trevenex Acquisitions, Inc. are incorporated in the State of Nevada and are subjected to United States of America tax laws.

The provision (benefit) for income taxes for the United States for the nine months ended March 31, 2013 and 2012, were as follows (assuming a 15 percent effective tax rate):

Nine Months Ended
	March 31	March 31
	2013	2012
Current Tax Provision:
Federal-
Taxable income	$ -	$ -
Total current tax provision	$ -	$ -

Deferred Tax Provision:
Federal-
Loss carryforward	$ 29,848	$ 76,994
Change in valuation allowance	(29,848)	(76,994)
Total deferred tax provision	$ -	$ -

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 7 – INCOME TAXES (Continued)

United States income tax (Continued)

The Company had deferred income tax assets as of March 31, 2013 and June 30, 2012 as follows:

	As of	As of
	March 31	June 30,
	2013	2012

Loss carryforward	$ 71,598	$ 41,750
Less - Valuation allowance	(71,598)	(41,750)

Total net deferred tax assets	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for the nine months ended March 31, 2013 and June 30, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforward.

As of March 31, 2013 and June 30, 2012, the Company had approximately $477,319 and $278,330, respectively, in tax loss carryforward that can be utilized in future periods to reduce taxable income, and will begin to expire in the year 2027.

Malaysia income tax

Info-Accent is registered and operates in Malaysia and is subject to Malaysian tax laws. The statutory income tax rate is 20%. Info-Accent provided a deferred income tax liability for the nine months ended March 31, 2013 due to the temporary differences from the excess of capital allowances over depreciation.

The income of the Company was derived from its activities in Malaysia. The entity in Malaysia is subject to file on an entity–by-entity basis. The provisions for the income tax liability of the Malaysian subsidiary for the nine months ended March 31, 2013 and 2012, respectively, are as follows:

Nine Months Ended
	March 31	March 31
	2013	2012
Current tax expense	$ 116,653	$ 126,247
Deferred tax expense	-	-
Provision for Malaysian income tax expense	$ 116,653	$ 126,247

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Mohd Aris Bernawi, the Chairman and Chief Executive Officer, is paid a fixed monthly allowance of RM2,000 (approximately $645) in performing his duties as an Officer of the Company. During the nine months ended March 31, 2013, the Chairman advanced monies to the Company to meet additional operating expenses in connection with additional contracts secured by the Company. At March 31, 2013, the Company owed the Chairman $28,211.  This amount is unsecured, bears no interest and has no fixed terms of repayment.

During the nine months ended March 31, 2013, Valerie Looi, the President and Secretary of the Company advanced monies to the Company to meet additional operating and marketing expenses in connection with additional contracts secured by the Company. At March 31, 2013, the Company owed Ms Looi $38,430.  This amount is unsecured, bears no interest and has no fixed terms of repayment.

NOTE 9 - SIGNIFICANT CONCENTRATION AND CREDIT RISK

Customer Concentration

At March 31, 2013 and 2012, five and four customers, respectively, accounted for 83% and 81% of the trade accounts receivable. Credit concentration in the form of accounts receivables at March 31, 2013 and 2012 were as follows:

	Percentage of Accounts
	Receivable at
	March 31
	2013	2012
Mobile VoIP Communications and Mobile Advertising
Customer A	-	22%
Customer C	29%	21%
Customer D	12%	15%
Customer E	16%	-
Customer F	14%	23%

Renewable Energy
Customer J	12%	-
	83%	81%

Vendor Concentration

At March 31, 2013 and 2012, six and two vendors, respectively, accounted for 98% and 86% of total trade accounts payable. The Company does not rely on any single vendor to provide services. It has made a strategic decision to engage the services of only a small number of vendors after taking into consideration the quality of service and competitive pricing offered. Should the need arise, the Company could utilize alternative vendors for the services required. Vendor concentration at March 31, 2013 and 2012 were as follows:

[Table is on following page.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 9 - SIGNIFICANT CONCENTRATION AND CREDIT RISK (Continued)

Vendor Concentration (Continued)

	Percentage of Accounts
	Payable at
	March 31
	2013	2012
Mobile VoIP Communications and Mobile Advertising
Vendor A	12%	-
Vendor B	17%	-
Vendor C	30%	49%
Vendor E	14%	-
Vendor F	14%	-

Renewable Energy
Vendor G	11%	37%
	98%	86%

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

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 10 - SEGMENT INFORMATION (Continued)

	For the Three Months Ended
	March 31,
	2013		2012
Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$3,808,514	85%	$2,557,386	64%
Renewable Energy	651,371	15%	1,447,036	36%
	$4,459,885	100%	$4,004,422	100%

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$2,495,045	83%	$1,652,855	60%
Renewable Energy	521,014	17%	1,105,509	40%
	$3,016,059	100%	$2,758,364	100%

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$1,313,469	91%	$904,531	73%
Renewable Energy	130,357	9%	341,527	27%
	$1,443,826	100%	$1,246,058	100%

Income (Loss) before Tax	Income (Loss) before Tax	% of Income before Tax	Income (Loss) before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$626,332	102%	$276,055	44%
Renewable Energy	(12,367)	-2%	354,340	56%
	$613,965	100%	$630,395	100%

[Remainder of page left blank.]

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 10 - SEGMENT INFORMATION  (Continued)

	For the Nine Months Ended
	March 31,
	2013		2012
Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Mobile VoIP Communications and Mobile Advertising	$10,532,995	80%	$5,432,999	48%
Renewable Energy	2,709,879	20%	5,882,276	52%
	$13,242,874	100%	$11,315,275	100%

Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold

Mobile VoIP Communications and Mobile Advertising	$6,972,212	77%	$3,281,027	41%
Renewable Energy	2,090,329	23%	4,639,926	59%
	$9,062,541	100%	$7,920,953	100%

Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit

Mobile VoIP Communications and Mobile Advertising	$3,560,783	85%	$2,151,972	63%
Renewable Energy	619,550	15%	1,242,350	37%
	$4,180,333	100%	$3,394,322	100%

Income (Loss) before Tax	Income (Loss) before Tax	% of Income before Tax	Income (Loss) before Tax	% of Income before Tax

Mobile VoIP Communications and Mobile Advertising	$1,250,351	85%	$608,701	42%
Renewable Energy	220,771	15%	856,138	58%
	$1,471,122	100%	$1,464,839	100%

	At
	March 31, 2013	June 30, 2012
Segment assets
Total Assets
Mobile VoIP Communications and Mobile Advertising	$9,021,121	$6,867,487
Renewable Energy	2,166,379	1,898,661
	$11,187,500	$8,766,148

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

GLOBAL MOBILETECH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS-(Continued)

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

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements in ASU No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update on the reporting of amounts reclassified from accumulated other comprehensive income. An entity is required to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. However, an entity would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income, such as amounts amortized into net periodic pension cost. The standard is effective prospectively for public entities for fiscal years, and interim periods with those years, beginning after December 15, 2012. Early adoption is permitted. The adoption of ASU 2013-02 is not expected to have a material impact on our financial position or results of operations.

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

Results of Operations

Our revenue for the three months ended March 31, 2013 was $4,459,885 comprising of $3,808,514 from mobile VoIP and mobile advertising services and $651,371 generated from the provision of renewable energy consultancy services. Our earnings were $0.07 per share and net income before tax was $613,965 with $626,332 from mobile VoIP and mobile advertising and loss of $12,367 from renewable energy.

For the nine months ended March 31, 2013 our revenue was $13,242,874 comprising of $10,532,995 from mobile VoIP and mobile advertising services and $2,709,879 generated from the provision of renewable energy consultancy services. Our earnings were $0.17 per share and net income before tax was $1,471,122 with $1,250,351 from mobile VoIP and mobile advertising and $220,771 from renewable energy.

Revenues

Operating Segment Revenue for the Three and Nine Months Ended March 31, 2013

The following table sets forth the revenue and percentage of revenue attributable to each of our two operating segments.

	For the Three Months Ended
	March 31,
	2013		2012
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$3,808,514	85%	$2,557,386	64%	1,251,128	49%
Renewable Energy	651,371	15%	1,447,036	36%	(795,665)	(55%)
	$4,459,885	100%	$4,004,422	100%	455,463	11%

	For the Nine Months Ended
	March 31,
	2013		2012
Revenue	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$10,532,995	80%	$5,432,999	48%	5,099,996	94%
Renewable Energy	2,709,879	20%	5,882,276	52%	(3,172,397)	(54%)
	$13,242,874	100%	$11,315,275	100%	1,927,599	17%

The increase in revenue for our mobile VoIP communications and mobile advertising segment for the three and nine months ended March 31, 2013 compared to March 31, 2012 was attributed to (i) the ongoing revenue stream from mobile VoIP communications and mobile advertising contracts that were secured during fiscal 2012 and 2011; and (ii) adoption of the technology licensing model following the acquisition of U.S. patent #8,005,057 on June 27, 2011. Our adoption of the technology-licensing model has helped us to create a new recurring revenue stream. The new model has also helped our customers to offer a more flexible pricing structure to compete more aggressively in the market.

The lower revenue for our renewable energy segment for the three and nine months ended March 31, 2013 compared to March 31, 2012 was attributed to (i) the completion of four renewable energy contracts that were secured during fiscal 2012 and 2011; and (ii) a slow down in new investments on the production of biomass energy due to the scarcity of feedstock.

Customer Concentration

Customer concentration based on revenue contribution for the three and nine months ended March 31, 2013 and 2012; and credit concentrations at March 31, 2013 and 2012 were as follows:

	Net Sales
	For the three months ended		For the nine months ended		Accounts Receivable at
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Mobile VoIP Communications and Mobile Advertising
Customer A	17%	19%	17%	19%	-	22%
Customer B	-	-	-	10%	-	-
Customer C	26%	16%	24%	14%	29%	21%
Customer D	16%	-	16%	-	12%	15%
Customer E	13%	-	15%	-	16%	-
Customer F	16%	13%	15%	13%	14%	23%
Customer G	-	10%	-	10%	-	-
Customer H	-	10%	-	-	-	-
Customer I	-	-	-	10%	-	-
	88%	68%	87%	76%

Renewable Energy
Customer J	100%	24%	64%	24%	12%	-
Customer K	-	25%	36%	25%	-	-
Customer L	-	25%	-	25%	-	-
Customer M	-	26%	-	26%	-	-
	100%	100%	100%	100%	83%	81%

These significant customers play an important role in our revenue. If we are unable to retain any of the significant customers for our mobile VoIP communications and mobile advertising business segment it will have a material adverse effect on our results of operations and financial condition. We have increased our marketing efforts to increase our customer base to reduce our reliance on the five significant customers from our mobile VoIP communications and mobile advertising segment.

The following table sets forth revenues attributed to geographical location of our respective customers for the three and nine months ended March 31, 2013 and 2012.

[Remainder of page left blank.]

	For the Three Months Ended
	March 31, 2013
	2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase / (Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$3,645,468	82%	$2,393,897	60%	$1,251,571	52%
Renewable Energy	651,371	15%	1,447,035	36%	(795,664)	(55%)
	$4,296,839	96%	$3,840,932	96%	$455,907	12%

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$163,046	4%	$163,490	4%	$(444)	0%
Renewable Energy	-	-	-	-	-	-
	$163,046	4%	$163,490	4%	$(444)	0%

Total Revenue	$4,459,885	100%	$4,004,422	100%	$455,463	11%

	For the Nine Months Ended
	March 31, 2013
	2013		2012
	Revenue	% of Revenue	Revenue	% of Revenue	Increase / (Decrease)	% Increase / (Decrease)
Malaysia
Mobile VoIP Communications and Mobile Advertising	$10,044,904	76%	$4,944,654	44%	$5,100,250	103%
Renewable Energy	2,709,879	20%	5,882,276	52%	(3,172,397)	(54%)
	$12,754,783	96%	$10,826,930	96%	$1,927,853	18%

Hong Kong
Mobile VoIP Communications and Mobile Advertising	$488,091	4%	$488,345	4%	$(254)	0%
Renewable Energy	-	-	-	-	-	-
	$488,091	4%	$488,345	4%	$(254)	0%

Total Revenue	$13,242,874	100%	$11,315,275	100%	$1,927,599	17%

Cost of Goods Sold

	For the Three Months Ended
	March 31,
	2013		2012
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)	% Increase / (Decrease)
Mobile VoIP Communications and Mobile Advertising	$2,495,045	83%	$1,652,855	60%	842,190	51%
Renewable Energy	521,014	17%	1,105,509	40%	(584,495)	(53%)
	$3,016,059	100%	$2,758,364	100%	257,695	9%

	For the Nine Months Ended
	March 31,
	2013		2012
Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Cost of Goods Sold	% of Cost of Goods Sold	Increase / (Decrease)	% Increase / (Decrease)
Mobile VoIP Communications and Mobile Advertising	$6,972,212	77%	$3,281,027	41%	3,691,185	113%
Renewable Energy	2,090,329	23%	4,639,926	59%	(2,549,597)	(55%)
	$9,062,541	100%	$7,920,953	100%	1,141,588	14%

The increase in cost of goods sold was due to an increase in revenues from our mobile VoIP communications and mobile advertising business segment

Vendor Concentration

Vendor concentration for the three and nine months ended March 31, 2013 and 2012; and accounts payable at March 31, 2013 and 2012 were as follows:

	Net Purchases				Accounts Payable
	For the three months ended		For the nine months ended		at
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Mobile VoIP Communications and Mobile Advertising
Vendor A	13%	-	-	-	12%	-
Vendor B	16%	20%	17%	19%	17%	-
Vendor C	30%	41%	30%	36%	30%	49%
Vendor D	13%	20%	14%	30%	-	-
Vendor E	14%	19%	15%	15%	14%	-
Vendor F	14%	-	15%	-	14%	-
	100%	100%	91%	100%

Renewable Energy
Vendor G	100%	74%	100%	54%	11%	37%
Vendor H	-	26%	-	46%	-	-
	100%	100%	100%	100%	98%	86%

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

Gross Profit

	For the Three Months Ended
	March 31,
	2013		2012
Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)	% Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$1,313,469	91%	$904,531	73%	408,938	45%
Renewable Energy	130,357	9%	341,527	27%	(211,170)	(62%)
	$1,443,826	100%	$1,246,058	100%	197,768	16%

	For the Nine Months Ended
	March 31,
	2013		2012
Gross Profit	Gross Profit	% of Gross Profit	Gross Profit	% of Gross Profit	Increase / (Decrease)	% Increase / (Decrease)

Mobile VoIP Communications and Mobile Advertising	$3,560,783	85%	$2,151,972	63%	1,408,811	65%
Renewable Energy	619,550	18%	1,242,350	37%	(622,800)	(50%)
	$4,180,333	100%	$3,394,322	100%	786,011	23%

Gross profit margin for the three and nine months ended March 31, 2013 and 2012 were as follows:

	For the Three Months Ended
	March 31,
	2013	2012
Mobile VoIP Communications and Mobile Advertising	34%	35%
Renewable Energy	20%	24%

Overall Gross Profit Margin	32%	31%

	For the Nine Months Ended
	March 31,
	2013	2012
Mobile VoIP Communications and Mobile Advertising	34%	40%
Renewable Energy	23%	21%

Overall Gross Profit Margin	32%	30%

For the three and nine months ended March 31, 2013, gross profit margin from mobile VoIP and mobile advertising segment decreased due to higher cost of sales from our mobile VoIP communications and mobile advertising contracts.

Gross profit margin for the renewable energy segment remains in the average of 22% and overall gross profit margin remains at the range between 30% to 32%.

Total Operating Expenses

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

	For the Three Months Ended
	March 31,
	2013	2012	Increase / (Decrease)	% Increase / (Decrease)
Other General & Administration	$277,306	$157,557	$119,749	76%
Depreciation & Amortization	336,851	249,697	87,154	35%
Professional Fees	19,018	12,646	6,372	50%
Sales & Marketing	195,655	195,763	(108)	-
Total Operating Expenses	$828,830	$615,663	$213,167	35%

The increase in our operating expenses for the three months ended March 31, 2013 as compared to the three ended March 31, 2012 was attributed primarily to an increase in provision for depreciation and amortization of assets; other general and administration expenses and professional fees.

For the three months ended March 31, 2013, the increase in other general and administrative expenses was primarily attributable to higher development costs and royalties expenses. For the three months ended March 31, 2013, 35% of the total general and administrative expenses was for development cost, 26% was stock compensation, 13% was for royalties expenses, 11% was for administration and clerical costs; 5% was for payroll and 10% for other expenses such as rental of office space and utilities.

The increase in professional fees for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to lower attorney fees incurred during the quarter ended March 31, 2012.

Sales and marketing expenses for the three months ended March 31, 2013 relate to the promotion and marketing of Info-Accent's mobile VoIP communications, mobile advertising advertisement and microblogging services in Asia.

Nine Months Ended March 31, 2013 Compared To Nine Months Ended March 31, 2012

	For the Nine Months Ended
	March 31,
	2013	2012	Increase / (Decrease)	% Increase / (Decrease)
Other General & Administration	$1,061,989	$759,731	$302,258	40%
Depreciation & Amortization	1,008,440	718,538	289,902	40%
Professional Fees	53,074	60,538	(7,464)	(12%)
Sales & Marketing	585,709	390,676	195,033	50%
Total Operating Expenses	$2,709,212	$1,929,483	$779,729	40%

The increase in our operating expenses for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was attributed primarily to an increase in provision for depreciation and amortization of assets; other general and administration expenses and sales and marketing expenses.

For the nine months ended March 31, 2013, the increase in other general and administrative expenses was primarily attributable to a higher development cost and royalty expenses in 2013 compared to the same period in 2012. For the nine months ended March 31, 2013, 65% of the total general and administrative expenses was for development cost, 5% was stock compensation, 10% was for royalties expenses, 8% was for administration and clerical costs; 5% was for payroll and 7% for other expenses such as rental of office space and utilities.

The decrease in professional fees for the nine months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to higher accounting fees incurred during the nine months ended March 31, 2012 as the Company’s financial statements for fiscal year ended June 30, 2010 were required to be re-audited on the direction of  the U.S Securities and Exchange Commission following their discovery that our previous auditor, Etania Audit Group P.C. (formerly Davis Accounting Group P.C.) was not licensed  when it issued its audit report on our financial statements for the year ended June 30, 2010.

The increase in sales and marketing expenses for the nine months ended March 31, 2013 compared to the same period in 2012 was primarily attributed to our increased marketing efforts to promote and market Info-Accent's mobile VoIP communications, mobile advertising advertisement and microblogging services in Asia.

Provision for Income Taxes

For the three and nine months ended March 31, 2013, Info-Accent recorded an income tax provision of $54,919 and $116,653, respectively. For the three and nine months ended March 31, 2012, Info-Accent recorded an income tax provision of $49,071 and $126,247, respectively. In March 31, 2013 and 2012, we did not record any tax benefit for the losses incurred in the U.S. by affecting a 100% valuation allowance on the potential benefit as per ASC Topic 740. We will record the tax benefit when we have realized consistent profitability.

Net Income

	For the Three Months Ended
	March 31,
	2013	2012	Increase / (Decrease)	% Increase / (Decrease)
Net Income	$559,046	$581,324	$(22,278)	(4%)

	For the Nine Months Ended
	March 31,
	2013	2012	Increase / (Decrease)	% Increase / (Decrease)
Net Income	$1,354,469	$1,338,592	$15,877	1%

The decrease in net income for the three months ended March 31, 2013 was attributable to higher operating expenses especially in development costs. The increase in net income for the nine months ended March 31, 2013 was attributable to higher revenues.

Total Comprehensive Income

	For the Three Months Ended
	December 31,
	2013	2012	Increase / (Decrease)	% Increase / (Decrease)
Total Comprehensive Income	$451,378	$772,496	$(321,118)	(42%)

	For the Nine Months Ended
	December 31,
	2013	2012	Increase / (Decrease)	% Increase / (Decrease)
Total Comprehensive Income	$1,612,730	$1,313,835	$298,895	23%

Comprehensive income consists of our net income and other comprehensive income, including gain or loss from foreign currency translation. The functional currency of our Malaysian subsidiary and associate company is  Ringgit Malaysia (“RM”). The financial statements of our subsidiary are translated to U.S. dollar using the exchange rate prevailing as of the date of balance sheet for assets and liabilities, and average exchange rates (for the period) for revenue, costs and expenses. Net gains or losses resulting from foreign exchange transactions are included in the consolidated statements of operations. During the three months ended March 31, 2013, we recorded a foreign currency translation loss of $107,668 compared to a gain of $191,172 during the same period in 2012. For the nine months ended March 31, 2013, we recorded a foreign currency translation gain of $258,261 compared to a loss of $24,757 for the same period during 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. During the nine months ended March 31, 2013, our operations were primarily funded from internally generated funds. For the nine months ended March 31, 2013, our principal sources of liquidity included cash and cash equivalents of $16,213 compared to $18,655 at June 30, 2012. At nine months ended March 31, 2013, we had a positive working capital of $2,417,636 compared to a working capital deficit of $217,728 at June 30, 2012. The increase in working capital was mainly due to an increase in accounts receivable.

Working Capital

	March 31,	June 30,	Increase /
	2013	2012	(Decrease)
Working Capital
Current Assets	$ 4,575,221	$ 1,391,868	$ 3,183,353
Current Liabilities	2,157,585	1,609,596	547,989
Working Capital (Deficit)	$ 2,417,636	$ (217,728)	$ 2,635,364

Cash Flows

Cash Flows from Operating Activities.  Operating activities used net cash of $85,517 during the nine months ended March 31, 2013 and used net cash of $313,958 during the nine months ended March 31, 2012. Net cash used in operating activities during the nine months ended March 31, 2013 was primarily attributed to an increase in accounts receivable of $3,132,277, increase in deposits and other debtors of $949, noncash adjustments of $1,197,093 and offset by an increase in accounts payable amounting to $1,063,450, decreased accrued liabilities of $567,303 and net income of $1,354,469. Net cash used in operating activities during the nine months ended March 31, 2012 was primarily attributed to an increase in accounts receivable of $207,741, increase in deposits and other debtors of $23,040, noncash adjustments of $758,377 and offset by a decrease in accounts payable amounting to $2,262,052, increased accrued liabilities of $81,906 and net income of $1,338,592.

Cash Flows from Investing Activities. Cash used in investing activities during the nine months ended March 31, 2013, of $2,239 resulted from purchase of computers. There was no investing activity during the nine months ended March 31, 2012.

Cash Flows from Financing Activities. Cash generated from financing activities during nine months ended March 31, 2013 of $17,472 resulted from advances by Mohd Aris Bernawi and Valerie Looi.  Cash generated from financing activities during the nine months ended March 31, 2012 of $53,435 resulted from proceeds received from our existing stockholders who exercised their warrants to purchase 53,435 shares of our common stock at an exercise price of $1.00 per share and advances by Mohd Aris Bernawi and Valerie Looi totaling $39,339.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of our business we are periodically threatened with or named as a defendant in legal proceedings. As of the end of the period for which this report is filed, there are no pending legal proceedings to which we are a party that management believes to be material to our business, results of operations or financial condition.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The provisions of the Technology License Agreement require GMT to pay a royalty equivalent to one percent (1%) of its gross sales which will be due and payable on or before each anniversary of the effective date of the Technology License Agreement or a minimum royalty payment of $100,000 annually, whichever is the higher. The royalty due to Soon Hock Lim (“SHL”) for the period from January 2012 to December 2012 was $122,685. SHL agreed to accept 815,000 shares of our common stock at $0.15 per share as full payment for the royalty due. On February 25, 2013, we issued 815,000 restricted shares of our common stock to SHL. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in that the offer and sale of the shares was negotiated directly with SHL and did not involve a public offering.

On February 25, 2013, we awarded an aggregate of 480,000 shares of our common stock to our directors and officer at $0.15 per share. We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended, in that the offer and sale of the shares was negotiated directly with our directors and officer and did not involve a public offering.

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

Global MobileTech, Inc.

May 14, 2013	By:	/s/ Mohd. Aris Bernawi
Mohd. Aris Bernawi Chief Executive Officer (Principal Executive Officer)

May 14, 2013	By:	/s/ Hon Kit Wong
Hon Kit Wong Chief Financial Officer (Principal Financial and Accounting Officer)